Form 10QSB
period 1999-06-30
COMMUNITY BANCORP OF NEW JERSEY
filed 1999-08-13
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

 [  X  ]     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
             Exchange Act of 1934

             For the quarterly period ended             June 30, 1999
                                                        -------------

               Transition report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from                    to


                        Commission file number 000-26587

                         COMMUNITY BANCORP OF NEW JERSEY
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                  22-3495579
           ----------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                3535 Highway 9 North, Freehold, New Jersey 07728
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 863-9000
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes     [ X ]       No    [   ]

Common Stock, No Par Value - 1,827,707 shares outstanding as of August 11, 1999

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets at June 30, 1999 (Unaudited) and December 31, 1998

               Consolidated Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998 (Unaudited)

               Consolidated Condensed Statement of Changes in Stockholders' Equity at June 30, 1999 (Unaudited)

               Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 1999 and 1998 (Unaudited)

               Notes to Consolidated Condensed Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        11 - 25


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities and Use of Proceeds

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders
26

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K
                      a.  Exhibits - None
                      b.  Reports on Form 8-K


SIGNATURES

                             COMMUNITY BANCORP OF NEW JERSEY
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 June 30,
                                                                   1999      December 31,
                                                               (Unaudited)      1998
                                                                ---------      ---------
ASSETS                                                           (Dollars in thousands)
Cash and cash equivalents:
       Cash and due from banks ............................     $   5,018      $   2,541
       Federal funds sold .................................        22,470         26,025
                                                                ---------      ---------
                 Total cash and cash equivalents ..........        27,488         28,566
                                                                ---------      ---------

Investment securities held-to-maturity (fair value $9,387
       at June 30, 1999 and $6,004 at December 31, 1998) ..         9,520          6,025

Loans receivable ..........................................        63,222         45,629
Allowance for loan loss ...................................        (1,134)          (914)
                                                                ---------      ---------
                 Net loans receivable .....................        62,088         44,715
                                                                ---------      ---------
Premises and equipment, net ...............................         3,936          3,068
Accrued interest receivable ...............................           361            224
Other assets ..............................................           265            153
                                                                ---------      ---------

                 Total Assets .............................     $ 103,658      $  82,751
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Non-interest bearing demand ........................     $  16,257      $  13,530
       Interest bearing - NOW .............................        15,676         14,397
       Savings and money market ...........................        37,215         32,138
       Certificates of deposit, under $100,000 ............         9,020          3,511
       Certificates of deposit, $100,000 and over .........         3,411          1,463
                                                                ---------      ---------
                 Total deposits ...........................        81,579         65,039
                                                                ---------      ---------

Short-term borrowings .....................................         3,000             --
Accrued interest payable ..................................           139            114
Other liabilities .........................................           334            209
                                                                ---------      ---------
                 Total liabilities ........................        85,052         65,362
                                                                ---------      ---------

                             COMMUNITY BANCORP OF NEW JERSEY
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (continued)

                                                                 June 30,
                                                                   1999      December 31,
                                                               (Unaudited)      1998
                                                                ---------      ---------
ASSETS                                                           (Dollars in thousands)
Stockholders' equity
       Common stock - authorized 5,000,000 shares of
             no par value;  issued and outstanding
             1,796,917 at June 30, 1999 and 1,730,917
             at December 31, 1998 .........................        20,008         18,994
       Accumulated deficit ................................        (1,402)        (1,605)
                                                                ---------      ---------
                 Total stockholders' equity ...............        18,606         17,389
                                                                ---------      ---------
                 Total Liabilities and Stockholder's Equity     $ 103,658      $  82,751
                                                                =========      =========

     See accompanying notes to consolidated condensed financial statements.

                                                                       Three Months Ended        Six Months Ended
                                                                             June 30,                 June 30,
                                                                    ----------------------      ------------------
                                                                        1999        1998         1999        1998
                                                                     -------     -------      -------     -------
                                                                    (Dollars in thousands, except per share data)

Loans ..........................................................     $ 1,211     $   540      $ 2,184     $   924
Fees on loans ..................................................          58          12          136          28
Federal funds sold .............................................         180         135          318         231
Investment securities - taxable ................................         144          47          337         163
                                                                     -------     -------      -------     -------
                  Total interest income ........................       1,593         734        2,975       1,346
                                                                     -------     -------      -------     -------

Interest bearing - NOW .........................................          54          36          105          68
Savings and money market .......................................         379         203          710         364
Certificates of deposit ........................................         111          31          184          52
Short-term borrowings ..........................................           1        --              1        --
                                                                     -------     -------      -------     -------
                  Total interest expense .......................         545         270        1,000         484
                                                                     -------     -------      -------     -------
                  Net interest income ..........................       1,048         464        1,975         862
                                                                         111         197          222         332
                                                                     -------     -------      -------     -------
                  Net interest income after provision
                           for loan losses .....................         937         267        1,753         530
                                                                     -------     -------      -------     -------

Service fees on deposit accounts ...............................          51          27           98          43
Other fees and commissions .....................................          22           5           33           9
                                                                     -------     -------      -------     -------
                  Total non-interest income ....................          73          32          131          52
                                                                     -------     -------      -------     -------

Salaries and wages .............................................         347         297          658         499
Employee benefits ..............................................          58          48          116          91
Occupancy expense ..............................................          61          26          108          52
Depreciation - occupancy, furniture & equipment ................          92          40          168          80
Other ..........................................................         313         225          630         403
                                                                     -------     -------      -------     -------
                  Total non-interest expense ...................         871         636        1,680       1,125
                                                                     -------     -------      -------     -------

                  Net Income (loss) ............................     $   139     $  (337)     $   204     $  (543)
                                                                     -------     =======      =======     =======


Net income (loss) - basic ......................................     $  0.08     $ (0.25)     $  0.11     $ (0.41)
Net income (loss) - diluted ....................................     $  0.08     $ (0.25)     $  0.11     $ (0.41)


Basic ..........................................................       1,833       1,330        1,838       1,330
Diluted.........................................................       1,862       1,330       1,868        1,330

     See accompanying notes to consolidated condensed financial statements.

                           COMMUNITY BANCORP OF NEW JERSEY
          CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                              Common      Accumulated   Stockholders'
                                               Stock        Deficit       Equity
                                              -------      -------       -------
                                                 (Dollars in thousands)
Balance December 31, 1998 ..............      $18,994      $(1,605)      $17,389

Issuance of common stock, net of
           offering expenses ...........        1,014         --           1,014

Net Income .............................         --            204           204
                                              -------      -------       -------

Balance, June 30, 1999 (Unaudited) .....      $20,008      $(1,402)      $18,606
                                              =======      =======       =======


     See accompanying notes to consolidated condensed financial statements.

                                           COMMUNITY BANCORP OF NEW JERSEY
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                                1999           1998
                                                                                              --------      --------
                                                                                                (Dollars in thousands)

Cash flows from operating activities:
           Net income (loss) ............................................................     $    204      $   (543)
           Adjustments to reconcile net income (loss) to net
                   cash provided by (used in) operating activities:
                            Depreciation and amortization ...............................          168            80
                            Provision for loan losses ...................................          222           332
                            Accretion of investment discount ............................           (1)         --
                            Increase in accrued interest receivable .....................         (137)          (34)
                            Increase in other assets ....................................         (112)          (96)
                            Increase in accrued interest payable ........................           25            21
                            Increase in other liabilities ...............................          125           149
                                                                                              --------      --------

                                      Net cash provided by (used in) operating activities          494           (91)
                                                                                              --------      --------

Cash flows from investing activities:
           Purchases of investment securities held-to-maturity ..........................       (9,995)         --
           Proceeds from maturities and calls of investment securities ..................        6,500         5,500
           Net increase in loans made to customers ......................................      (17,595)      (13,843)
           Purchases of premises and equipment ..........................................       (1,036)         (385)
                                                                                              --------      --------

                                      Net cash used in investing activities .............      (22,126)       (8,728)
                                                                                              --------      --------

Cash flows from financing activities:
           Net increase in demand deposits and savings accounts .........................        9,083        15,344
           Net increase in certificates of deposit ......................................        7,457           965
           Net increase in short-term borrowings ........................................        3,000          --
           Net proceeds from common stock issued ........................................        1,014          --
                                                                                              --------      --------

                                      Net cash provided by financing activities .........       20,554        16,309
                                                                                              --------      --------

Net (decrease) increase in cash and cash equivalents ....................................       (1,078)        7,490
Cash and cash equivalents as of beginning of year .......................................       28,566         9,076
                                                                                              --------      --------

Cash and cash equivalents as of end of period ...........................................     $ 27,488      $ 16,566
                                                                                              --------      ========


Supplemental disclosures of cash flow information:
           Cash paid during the period for interest .....................................     $    975      $    463

     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1998. The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The consolidated condensed financial statements include the accounts of the Company and Community Bank of New Jersey. All significant inter-company accounts and transactions have been eliminated.

NOTE B - INVESTMENT SECURITIES

The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 115 requires that an enterprise classify its investments in debt securities as either securities held to maturity (carrying amount equals amortized cost), securities available for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholder's equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

Any security which is a U.S. Government security, U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) Continued

Management determines the appropriate classification of securities at the time of purchase. At June 30, 1999 and December 31, 1998, all of the Company's investment securities were classified as held to maturity. At June 30, 1999 and December 31, 1998, no investment securities were classified as available for sale or trading securities.

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 1999 and December 31, 1998 (Dollars in thousands).

                                                                              June 30, 1999 (Unaudited)
                                                              --------------------------------------------------------
                                                                               Gross           Gross
                                                              Amortized    Unrealized        Unrealized         Fair
                                                                 Cost          Gains           Losses          Value
                                                               -------        -------         -------         -------
Securities held to maturity:
           U.S. Government and agency securities ......        $ 8,995        $  --           $  (133)        $ 8,862
           Other securities ...........................            525           --              --               525
                                                               -------        -------         -------         -------

                                                               $ 9,520        $  --           $  (133)        $ 9,387
                                                               =======        =======         =======         =======

                                                                                  December 31, 1998
                                                              --------------------------------------------------------
                                                                               Gross           Gross
                                                              Amortized    Unrealized        Unrealized         Fair
                                                                 Cost          Gains           Losses          Value
                                                               -------        -------         -------         -------
Securities held to maturity:
           U.S. Government and agency securities ......        $ 5,500        $  --           $   (21)        $ 5,479
           Other securities ...........................            525           --                --             525
                                                               -------        -------         -------         -------

                                                               $ 6,025        $  --           $   (21)        $ 6,004
                                                               =======        =======         =======         =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) Continued

The  following  table sets forth as of June 30, 1999 and  December  31, 1998 the
maturity   distribution  of  the  Company's  investment  portfolio  (Dollars  in thousands).

                                                          Investment Securities Held-To-Maturity
                                             -----------------------------------------------------------
                                                   June 30, 1999
                                                     (Unaudited)                   December 31, 1998
                                             -------------------------         -------------------------
                                              Amortized          Fair          Amortized           Fair
                                                Cost            Value            Cost             Value
                                               ------           ------           ------           ------
Due in one year or less ...................    $ --             $ --             $ --             $ --
Due after one year through five years .....     8,995            8,862            5,500            5,479
Due after five years through ten years ....       500              500              500              500
Due after ten years .......................        25               25               25               25
                                               ------           ------           ------           ------

                                               $9,520           $9,387           $6,025           $6,004
                                               ======           ======           ======           ======

           Securities with a carrying value of $1,300,000 at June 30, 1999 and $500,000 at December 31, 1998 were pledged to secure public funds on deposit and for other purposes as required or permitted by law.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) Continued

NOTE C - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 1999 and December 31, 1998 (Dollars in thousands).

                                                Loan Portfolio By Type of Loan
                                    -----------------------------------------------------
                                        June 30, 1999
                                         (Unaudited)                 December 31, 1998
                                    Amount          Percent       Amount         Percent
                                    -------         ------        -------         ------
Commercial and industrial loans     $11,741          18.57%       $ 8,514          18.66%
Commercial mortgage loans .....      29,103          46.03%        19,413          42.55%
Residential mortgages .........       7,028          11.12%         6,941          15.21%
Construction loans ............       6,779          10.72%         3,582           7.85%
Consumer loans ................       8,347          13.20%         6,376          13.97%
Other loans ...................         224           0.36%           803           1.76%
                                    -------         ------        -------         ------

                                    $63,222         100.00%       $45,629         100.00%
                                    =======         ======        =======         ======

The following table represents the activity in the allowance for loan losses for the six month periods ended June 30, 1999 and 1998 and the year ended December 31, 1998 (Dollars in thousands).

                                                     Allowance For Loan Losses
                                              -------------------------------------
                                                Six Months Ended
                                                    June 30,            Year Ended
                                                 (Unaudited)           December 31,
                                              ---------------------    ------------
                                                1999          1998         1998
                                              -------       -------      -------
Balance - beginning of period ...........     $   914       $   250      $   250
Charge-offs .............................          (2)         --           --
Recoveries ..............................        --            --           --
                                              -------       -------      -------
Net (charge-offs) recoveries ............          (2)         --           --
Provision for loan losses ...............         222           332          664
                                              -------       -------      -------

Balance - end of period .................     $ 1,134       $   582      $   914
                                              =======       =======      =======
Balance of Allowance at period-end as a %
    of loans at period-end ..............        1.79%         2.00%        2.00%
                                              =======       =======      =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) Continued

NOTE D - RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1999 presentation.


NOTE E - EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents (when dilutive) outstanding during each period after giving retroactive effect to stock dividends declared. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The common share equivalents of options in the computation of diluted earnings per share is computed utilizing the Treasury Stock method. For purposes of this computation, the average market price of common stock during each three-month quarter included in the period being reported upon, is used, when dilutive.

NOTE F -  SUBSEQUENT EVENTS

Effective July 1, 1999 the Community Bancorp of New Jersey completed its reorganization as the holding company for the Community Bank of New Jersey. The Holding Company completed a share for share exchange of its no par value common stock for the Bank's $5.00 par value common stock, by which the Bank became a wholly owned subsidiary of the Holding Company. Accordingly, the consolidated financial information of the Holding Company is presented herwith, and prior periods have been restated to reflect this reorganization.

On July 9, 1999 the Company announced that its Board of Directors approved a 3% stock dividend payable August 2, 1999 to shareholders of record as of July 19, 1999. Weighted average shares outstanding and earnings per share have been retroactively adjusted to reflect the stock dividend.

On April 22, 1999 the shareholders of Community Bank of New Jersey approved the Plan of Acquisition, pursuant to which the Bank was acquired by Community
Bancorp of New Jersey effective July 1, 1999. In connection with this transaction, a shareholder elected to exercise its dissenters rights of appraisal. On August 6, 1999 the Bank and this shareholder negotiated a settlement pursuant to which the shareholder relinquished all beneficially owned equity instruments, consisting of 22,416 common shares and 38,700 exercisable options, for fair value of $673,860. Weighted average shares outstanding were adjusted as of the effective date of dissent (April 22, 1999). Capital and outstanding shares were reduced on the closing date of the transaction (August 6, 1999).


NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activity In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) Continued

conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at June 30, 1999 increased by $20.9 million, or 25.2%, to $103.7 million compared to $82.8 million at December 31, 1998. Total assets averaged $87.2 million in the first six months of 1999, a $35.1 million, or 67.4%, increase from the 1998 full year average of $52.1 million. Average loans increased $24.6 million, or 81.7%, to $54.7 million in the first six months of 1999, from the 1998 full year average of $30.1 million. Average investment securities increased by $6.9 million, or 130.2%, to $12.2 million; average Federal funds sold decreased by $1.4 million, or 11.5%, to $13.6 million; the average of all other assets increased by $2.9 million, or 59.2%, to $7.8 million; and the loan loss reserve average increased $453 thousand, or 81.0%, to $1.0 million during the first six months of 1999 compared to the full year 1998 averages.

These increases in average assets were funded primarily by a $27.8 million, or 68.8%, increase in average deposits, as the first half of 1999 average deposits increased to $68.2 million from the full year 1998 average of $40.4 million. The increases in average assets were further funded by an increase in average stockholders' equity of $7.4 million, or 67.3%, as the first half of 1999 average stockholders' equity increased to $18.4 million from the full year 1998 average of $11.0 million. The increase in average stockholders' equity resulted from net proceeds received from the Bank's secondary public offering of $6.6 million on December 14, 1998 and $1.0 million on January 11, 1999 and was further effected by a net operating loss amounting to $610 thousand during 1998 and net operating income of $204 thousand during the first six months of 1999.


Lending Activity
----------------

Total loans at June 30, 1999 were $63.2 million, a 38.6%, or $17.6 million increase from December 31, 1998. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $9.7 million in commercial mortgage loans, $3.2 million in commercial and industrial loans, $3.2 million in construction loans, and $2.0 million in consumer loans, partially off-set by a reduction of $492 thousand in residential mortgages and other loans.

The 38.6% increase in loans at June 30, 1999 compared to December 31, 1998 is partially attributable to greater penetration of the Company's marketplace and an improvement in the general economic environment in New Jersey. The Company opened its second office in downtown Freehold, New Jersey, in September 1997, its third office in Howell, New Jersey, in November 1998 and its fourth office in Matawan, New Jersey, in February 1999. In addition, the Company anticipates opening its newest branch in Manalapan, New Jersey, during the fourth quarter of 1999. Management believes that the maturation of these branch locations will continue to provide the Company with lending opportunities as well as funding sources for the loans.

The Company's loans are primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. Management believes that its strategy of customer service, competitive rate structures, and selective marketing will continue to enable the Company to gain market entry to local loans. Bank mergers have also contributed to the Company's efforts to attract borrowers. Management intends to continue to pursue quality loans in all lending categories within the Company's market area.


Allowance for Loan Losses
-------------------------

The allowance for loan losses was $1.1 million, or 1.79% of total loans, at June 30, 1999 compared to $914 thousand, or 2.00% of total loans, at December 31, 1998. At June 30, 1999 and December 31, 1998 the Company had no non-performing loans and no past due loans at December 31, 1998.

Management attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside, independent loan review auditors, our Directors Loan Review Committee and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e. - loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review the Company's allowance for loan losses. These agencies may require management to take additional provisions based on their judgements about information available to them at the time of their examination.


Investment Securities Activity
------------------------------

Investment securities increased by $3.5 million, or 58.0%, at June 30, 1999 compared to December 31, 1998. During the period ended June 30, 1999 the Company utilized its liquidity in excess of loan demand to fund additional purchases of investment securities held-to-maturity amounting to $10.0 million, which was partially off-set by maturities and calls amounting to $6.5 million.

Management determines the appropriate classification of securities at the time of purchase. At June 30, 1999 all investment securities were classified as held-to-maturity. The Company had no investment securities classified as available-for-sale or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. Management currently maintains an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits
--------

Deposits are the Company's primary source of funds. Total deposits increased by $16.6 million, or 25.5%, to $81.6 million at June 30, 1999 compared to $65.0 million at December 31, 1998. The increase in deposits during this period was primarily due to the Company's greater penetration of its marketplace. In late 1998 and early 1999, the Company opened two new offices, which have contributed to its deposit growth.

Average total deposits increased by $27.8 million, or 68.8%, to $68.2 million for the six months ended June 30,1999 compared to the 1998 full year average of $40.4 million. Changes in the deposit mix for the six months ended June 30, 1999 compared to the 1998 full year average include a $11.9 million, or 59.9%, increase in savings deposits; a $4.6 million, or 58.6%, increase in NOW account deposits; a $4.1 million, or 132.7%, increase in time deposits; a $1.1 million, or 75.8%, increase in money market deposits; and a $6.1 million, or 75.2%, increase in non-interest bearing demand deposits.

The Company does not actively solicit short-term certificates of deposits of $100 thousand or more because of the liquidity risks posed by such deposits. At June 30, 1999 certificates of deposit of $100 thousand or more amounted to $3.4 million.

The Company emphasizes relationships with commercial customers and seeks to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. The Company also emphasizes the origination of savings deposits, which amounted to $35.0 million at June 30, 1999, by offering rates higher than our peer group institutions. The primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. Management may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. The Company markets this product as an alternative to time deposits and management believes it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas which the Company serves. As of June 30, 1999 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


Liquidity
---------

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 26.5% and 34.5% of the Company's total assets at June 30, 1999 and December 31, 1998, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at June 30, 1999 was increased deposits, and to a lesser extent net proceeds from common stock issued, proceeds from maturities and calls of investment securities, and short-term borrowings. Deposit increases amounted to $16.5 million for the six months ended June 30, 1999 while net proceeds from common stock issued amounted to $1.0 million and proceeds from maturities and calls of investment securities amounted to $6.5 million. Short-term borrowings of $3.0 million at June 30, 1999 matured and were paid off subsequent to June 30, 1999. During 1999, the Company utilized deposit growth and its liquid assets as funding sources for increased loans made to customers amounting to $17.6 million, securities purchases amounting to $10.0 million and purchases of premises and equipment used primarily for branch expansion, amounting to $1.0 million as well as for asset/liability management purposes.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Company has lines of credit in the amount of $4.0 million for the purchase of Federal funds with another financial institution. At June 30, 1999 the Company utilized $3.0 million of the lines of credit for asset/liability management purposes.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions.


Capital Resources
-----------------

Stockholder's equity increased by $1.2 million at June 30, 1999 compared to December 31, 1998. The changes in stockholders' equity during the six months ended June 30, 1999 were comprised of an increase from net income of $204 thousand and an increase of $1.0 million in net proceeds from common stock issued.

The Company's regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Bank's Federal Regulator, the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses and certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 100%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Deposit Insurance Corporation also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by 100 to 200 basis points.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 1999, as well as the regulatory required minimum and "well capitalized" capital ratios:

                                         June 30, 1999                            Regulatory Requirement
                                     ---------------------              ---------------------------------------
                                     Company        Bank                 Minimum            "Well Capitalized"
                                     -------        ----                 -------            ------------------
Risk-based Capital:
Tier I capital ratio...........      27.06%         27.06%                   4.00%                       6.00%
Total capital ratio...........       28.32%         28.32%                   8.00%                      10.00%

Leverage ratio..................     20.04%         20.04%             3.00%-5.00%            5.00% or greater


In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 10.00%. As of June 30, 1999 the Bank's ratio of equity capital to total assets was 17.95%.

As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory and "well capitalized" requirements.


Impact of Inflation and Changing Prices
---------------------------------------

The Company's financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Year 2000
---------

Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programing practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timer, electronic door lock, and heating, ventilation, and air conditioning control). The Company has examined all of its non-information technology systems and has either received certifications of Year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the Year 2000. The Company expects to further test the systems it controls and receive third party certifications, when appropriate, that these systems will continue to function. The Company does not expect any material costs to address its non-information technology systems and has not had any material costs to date. With regard to the Company's information technology systems, the Company also does not expect any future material costs and has not had any material costs to date. The Company's data processing is provided by a single service bureau, NCR. Although NCR is not Year 2000 compliant, it has advised the Company that it expects to be compliant before the year 2000. The Company is monitoring NCR to evaluate whether the Company's data processing system will fail. The Company is being provided with periodic updates on the status of testing and upgrades being made by NCR. If this problem is not solved by the year 2000, the Company would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Company'ss financial condition and results of operations.

RESULTS OF OPERATIONS for the six months ended June 30, 1999 compared to the six months ended June 30, 1998


Net Income
----------

The Company earned $204 thousand, or $0.11 net income per share on a basic and diluted basis, for the six months ended June 30, 1999, compared to a net loss of $543 thousand, or $0.41 for both basic and diluted net loss per share, for the six months ended June 30, 1998. The increase in net income was primarily due to a $1.1 million, or 129.1%, increase in net interest income, a $79 thousand, or 151.9%, increase in non-interest income and a $110 thousand, or 33.1%, decrease in the provision for loan losses; these items were partially offset by a $555 thousand, or 49.3%, increase in non-interest expenses. In addition, the
Company's net income for the six months ended June 30, 1999 was benefitted by the application of net operating loss carryforwards to eliminate tax liabilities.

Net Interest Income
-------------------

Net interest income increased $1.1 million, or 129.1%, to $2.0 million for the six months ended June 30, 1999 from $862 thousand for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $12.6 million, or 91.1%, for the first six months of 1999 compared to the same prior year period. Also contributing to the increase in net interest income was the decrease in the average cost of interest bearing liabilities to 3.73% during the first half of 1999 compared to 4.29% during the same prior year quarter. The reduction in the average rate paid on deposits resulted from management's adjustment of the Company's rate structure to more closely reflect the current economic environment and competition. The Company held no tax-exempt investments during these comparable periods.

The Company's net interest margin (annualized net interest income divided by average interest earning assets) for the six months ended June 30, 1999 improved to 4.95% from 4.74% for the same prior year quarter. The improvement in the net interest margin resulted primarily from the decrease in the rates paid on deposits, as the yield earned on interest earning assets remained consistent at 7.46% for the first half of 1999 compared to 7.40% for the first half of 1998, despite falling market rates of interest.

Interest income increased $1.6 million, or 121.0%, to $3.0 million for the six months ended June 30, 1999 compared to $1.3 million for the same period in 1998. The improvement in interest income was primarily due to volume increases in income from the loan portfolio of $1.3 million, volume related increases in income of $218 thousand in the investment securities portfolio, and volume related increases in income of $140 thousand in Federal funds sold as the Company's growth resulted in an increase in average earning assets of $44.0 million, or 121.0%, to $80.4 million for the six months ended June 30, 1999 compared to $36.4 million for the same period in 1998.

The $1.7 million volume related increase in total interest income was reduced by $52 thousand from rate related reductions as interest rates on new investment securities purchases and investments in Federal funds sold repriced to lower current yields.

Interest expense for the first six months of 1999 increased $516 thousand, or 106.6%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $668 thousand of the expense increase and was offset by a decrease of $152 thousand attributable to net rate related decreases. The volume related increases in interest bearing liabilities and expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth. These decisions resulted in the reduction in the cost of interest bearing liabilities to 3.73% for the six months ended June 30, 1999 compared to 4.29% for the six months ended June 30, 1998.


The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 and the six months ended June 30, 1999 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                               Three Months Ended
                                                                                 June 30, 1999
                                                                      ---------------------------------------
                                                                       Average      Interest         Average
                                                                       Balance    Income/Expense       Rate
                                                                       -------    --------------       ----
ASSETS
Interest Earning Assets:
            Federal Funds Sold ..................................     $ 15,214       $    180          4.75%
            Investment Securities ...............................       10,389            144          5.48%
            Loans (net of unearned income) (1) (2) ..............       60,049          1,269          8.48%
                                                                      --------       --------

                           Total Interest Earning Assets ........       85,652          1,593          7.46%
                                                                      --------       --------

Non-Interest Earning Assets:
            Loan Loss Reserve ...................................       (1,066)
            All Other Assets ....................................        8,239
                                                                      --------
                           Total Assets .........................     $ 92,825
                                                                      ========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
            NOW Deposits ........................................     $ 13,094             54          1.65%
            Savings Deposits ....................................       33,943            354          4.18%
            Money Market Deposits ...............................        2,707             26          3.79%
            Time Deposits .......................................        8,820            111          5.05%
            Short-term Borrowings ...............................           34              1          5.93%
                                                                      --------       --------

                           Total Interest Bearing Liabilities ...       58,598            545          3.73%
                                                                      --------       --------
Non-Interest Bearing Liabilities:
            Demand Deposits .....................................       15,266
            Other Liabilities ...................................          558
                                                                      --------

                           Total Non-Interest Bearing Liabilities       15,824
                                                                      --------

Stockholders' Equity ............................................       18,403
                                                                      --------
                            Total Liabilities and Stockholders'
                           Equity ...............................     $ 92,825
                                                                      ========

NET INTEREST INCOME .............................................                    $  1,048
                                                                                     ========
NET INTEREST SPREAD (3) .........................................                                      3.73%

NET INTEREST MARGIN (4) .........................................                                      4.91%

                                                                             Three Months Ended
                                                                                June 30, 1998
                                                                      -----------------------------------
                                                                       Average      Interest      Average
                                                                        Balance   Income/Expense    Rate
                                                                        -------   --------------    ----
ASSETS
Interest Earning Assets:
            Federal Funds Sold ..................................     $  9,750     $    135        5.54%
            Investment Securities ...............................        3,199           47        5.88%
            Loans (net of unearned income) (1) (2) ..............       26,707          552        8.27%
                                                                      --------     --------
                           Total Interest Earning Assets ........       39,656          734        7.40%
                                                                      --------     --------
Non-Interest Earning Assets:
            Loan Loss Reserve ...................................         (433)
            All Other Assets ....................................        4,448
                                                                      --------
                           Total Assets .........................     $ 43,671
                                                                      ========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
            NOW Deposits ........................................     $  6,161           36        2.34%
            Savings Deposits ....................................       16,119          198        4.91%
            Money Market Deposits ...............................          637            5        3.14%
            Time Deposits .......................................        2,233           31        5.55%
            Short-term Borrowings ...............................         --           --          0.00%
                                                                      --------     --------

                           Total Interest Bearing Liabilities ...       25,150          270        4.29%
                                                                      --------     --------
Non-Interest Bearing Liabilities:
            Demand Deposits .....................................        7,125
            Other Liabilities ...................................          312
                                                                      --------
                           Total Non-Interest Bearing Liabilities        7,437
                                                                      --------

Stockholders' Equity ............................................       11,084
                                                                      --------
                           Total Liabilities and Stockholders'
                           Equity ...............................     $ 43,671
                                                                      ========

NET INTEREST INCOME .............................................     $    464
                                                                      ========
NET INTEREST SPREAD (3) .........................................                                  3.11%

NET INTEREST MARGIN (4) .........................................                                  4.68%

    (1)     Included in interest income on loans are loan fees.
    (2)     Includes non-performing loans.
    (3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
    (4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                                Six Months Ended
                                                                                  June 30, 1999
                                                                      ---------------------------------------
                                                                       Average       Interest         Average
                                                                       Balance     Income/Expense      Rate
                                                                       -------     --------------      ----
                                                                        (In thousands, except percentages)
ASSETS
Interest Earning Assets:
            Federal Funds Sold ..................................     $ 13,555       $    318          4.73%
            Investment Securities ...............................       12,175            337          5.51%
            Loans (net of unearned income) (1) (2) ..............       54,665          2,320          8.56%
                                                                      --------       --------
                           Total Interest Earning Assets ........       80,395          2,975          7.46%
                                                                      --------       --------
Non-Interest Earning Assets:
            Loan Loss Reserve ...................................       (1,012)
            All Other Assets ....................................        7,798
                                                                      --------
                           Total Assets .........................     $ 87,181
                                                                      ========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
            NOW Deposits ........................................     $ 12,453            105          1.70%
            Savings Deposits ....................................       31,780            660          4.19%
            Money Market Deposits ...............................        2,672             50          3.81%
            Time Deposits .......................................        7,110            184          5.22%
            Short-term Borrowings ...............................           17              1          5.93%
                                                                      --------       --------
                           Total Interest Bearing Liabilities ...       54,032          1,000          3.73%
                                                                      --------       --------
Non-Interest Bearing Liabilities:
            Demand Deposits .....................................       14,213
            Other Liabilities ...................................          540
                                                                      --------

                           Total Non-Interest Bearing Liabilities       14,753
                                                                      --------

Stockholders' Equity ............................................       18,396
                                                                      --------
                           Total Liabilities and Stockholders'
                           Equity ...............................     $ 87,181
                                                                      ========

NET INTEREST INCOME .............................................                    $  1,975
                                                                                     ========
NET INTEREST SPREAD (3) .........................................                                     3.73%

NET INTEREST MARGIN (4) .........................................                                     4.95%

                                                                                Six Months Ended
                                                                                 June 30, 1998
                                                                      -----------------------------------
                                                                        Average     Interest      Average
                                                                        Balance   Income/Expense    Rate
                                                                        -------   --------------    ----
ASSETS
Interest Earning Assets:
            Federal Funds Sold ..................................     $  8,418     $    231        5.49%
            Investment Securities ...............................        5,190          163        6.29%
            Loans (net of unearned income) (1) (2) ..............       22,766          952        8.36%
                                                                      --------     --------
                           Total Interest Earning Assets ........       36,374        1,346        7.40%
                                                                      --------     --------
Non-Interest Earning Assets:
            Loan Loss Reserve ...................................         (365)
            All Other Assets ....................................        4,034
                                                                      --------
                           Total Assets .........................     $ 40,043
                                                                      ========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
            NOW Deposits ........................................     $  5,519           68        2.45%
            Savings Deposits ....................................       14,548          356        4.90%
            Money Market Deposits ...............................          565            8        2.80%
            Time Deposits .......................................        1,946           52        5.33%
            Short-term Borrowings ...............................         --           --          0.00%
                                                                      --------      -------
                           Total Interest Bearing Liabilities ...       22,578          484        4.29%
                                                                      --------      -------
Non-Interest Bearing Liabilities:
            Demand Deposits .....................................        4,979
            Other Liabilities ...................................          271
                                                                      --------

                           Total Non-Interest Bearing Liabilities        5,250
                                                                      --------

Stockholders' Equity ............................................       11,316
                                                                      --------
                           Total Liabilities and Stockholders'
                           Equity ...............................     $ 39,144
                                                                      ========

NET INTEREST INCOME .............................................                   $   862
                                                                                    =======
NET INTEREST SPREAD (3) .........................................                                  3.11%

NET INTEREST MARGIN (4) .........................................                                  4.74%

    (1)     Included in interest income on loans are loan fees.
    (2)     Includes non-performing loans.
    (3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
    (4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                                    Three Months Ended June 30, 1999         Six Months Ended June 30, 1999
                                                     Compared to Three Months Ended           Compared to Six Months Ended
                                                              June 30, 1998                            June 30, 1998
                                                    --------------------------------        -------------------------------
                                                        Increase (Decrease) Due To              Increase (Decrease) Due To
                                                    --------------------------------        -------------------------------
                                                      Volume       Rate        Net            Volume       Rate         Net
                                                      ------       ----        ---            ------       ----         ---
                                                            (In thousands)                             (In thousands)
Interest Earned On:
            Federal Funds Sold ..................     $   75     $  (30)     $   45            $  140     $  (53)     $   87
            Investment Securities ...............        105         (8)         97               218        (44)        174
            Loans (net of unearned income) ......        687         30         717             1,323         45       1,368
                                                      ------     ------      ------            ------     ------      ------

                           Total Interest Income         867         (8)        859             1,681        (52)      1,629
                                                      ------     ------      ------            ------     ------      ------

Interest Paid On:
            NOW Deposits ........................         40        (22)         18                84        (47)         37
            Savings Deposits ....................        218        (62)        156               419       (115)        304
            Money Market Deposits ...............         17          4          21                29         14          43
            Time Deposits .......................         91        (11)         80               136         (4)        132
            Short-term Borrowings ...............          1       --             1                 1       --             1
                                                      ------     ------      ------            ------     ------      ------

                           Total Interest Expense        367        (91)        275               669       (152)        516
                                                      ------     ------      ------            ------     ------      ------

                           Net Interest Income ..     $  500     $   83      $  584            $1,013     $  100      $1,113
                                                      ======     ======      ======            ======     ======      ======

Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $222 thousand for the first six months of 1999 compared to a provision of $332 thousand for the same period in 1998. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that may have an impact on future possible losses in the loan portfolio. Although the Company had no non-accrual loans and no past due loans at June 30, 1999, management established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $1.1 million, or 1.79% of total loans, at June 30, 1999.


Non-Interest Income
-------------------

Total non-interest income was $131 thousand for the first six months of 1999 compared to $52 thousand for the first six months of 1998, an increase of $79 thousand, or 151.9%. The increase was attributable to an increase in first half 1999 service fees on deposits of $55 thousand and an increase in other fees and commissions of $24 thousand. The growth in non-interest income reflects the growth in deposits, which increased to $81.6 million at June 30, 1999, from 39.6 million at June 30, 1998.


Non-Interest Expense
--------------------

Total non-interest expenses amounted to $1.7 million for the six months ended June 30, 1999, an increase of $555 thousand, or 49.3%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $184 thousand, or 31.2%, and reflected increases in the number of employees from 21 full-time equivalents at June 30, 1998 to 46 full-time equivalents at June 30, 1999. The increase in personnel is primarily attributable to the opening of the Howell, New Jersey office in November 1998 and the Matawan, New Jersey office in February, 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $56 thousand, or 107.7%, for the first six months of 1999 compared to the same period in 1998. The increase was attributable primarily to increased lease expense and increased maintenance costs due to the additional branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $88 thousand, or 110.0%, for the first half of 1999 compared to the first half of 1998 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $227 thousand, or 56.3%, for the first six months of 1999 compared to the first six months of 1998. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services paid to the Company's third party processors amounted to $163 thousand, an increase of $56 thousand; professional fees amounted to $94 thousand, an increase of $23 thousand; marketing and advertising costs amounted to $67 thousand, an increase of $28 thousand; stationery, supplies and printing costs amounted to $104 thousand, an increase of $38 thousand; stockholder costs amounted to $54 thousand, an increase of $42 thousand; and all other expenses amounted to $148 thousand, an increase of $40 thousand.


Income Tax Expense
------------------

The Company did not record an income tax provision for the six months ended June 30, 1999. The results for the first half of 1999 were positively affected by the application of net operating loss carry-forwards to reduce the Company's tax liabilities. At June 30, 1999, the Company had approximately $300 thousand in remaining net operating loss carry-forwards to offset future tax liabilities. These carry-forwards will expire through 2018. Additionally, in view of the Company's operating loss history and risks associated with its ability to generate taxable income in the future, management has provided a full valuation allowance on its net deferred tax assets as of June 30, 1999.

RESULTS OF OPERATIONS for the three months ended June 30, 1999 compared to the three months ended June 30, 1998


Net Income
----------

The Company earned $139 thousand, or $0.08 net income per share on a basic and diluted basis, for the three months ended June 30, 1999, compared to a net loss of $337 thousand, or $0.25 for both basic and diluted net loss per share, for the three months ended June 30, 1998. The increase in net income was primarily due to a $584 thousand, or 125.9%, increase in net interest income, a $41 thousand, or 128.1%, increase in non-interest income and a $86 thousand, or 43.7%, decrease in the provision for loan losses; these items were partially offset by a $235 thousand, or 36.9%, increase in non-interest expenses.

Net Interest Income
-------------------

Net interest income for the second quarter of 1999 increased $584 thousand, or 125.9%, to $1.0 million, compared to the second quarter of 1998. This improvement in net interest income resulted primarily from a higher level of earning assets as average interest earning assets, net of average interest bearing liabilities, increased by $12.5 million, or 86.5%, for the second quarter of 1999 compared to the same prior year period. Also contributing to the increase in net interest income was the decrease in the average cost of interest bearing liabilities to 3.73% during the second quarter of 1999 compared to 4.29% during the same prior year quarter. The reduction in the average rate paid on deposits resulted from management's adjustment of the Company's rate structure to more closely reflect the current economic environment and competition. The Company held no tax-exempt investments during these comparable periods.

The Company's net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended June 30, 1999 improved to 4.91% from 4.68% for the same prior year quarter. The improvement in the net interest margin resulted primarily from the decrease in the rates paid on deposits, as the yield earned on interest earning assets remained consistent at 7.46% for the second quarter of 1999 compared to 7.40% for the second quarter of 1998.

Interest income increased $859 thousand, or 117.0%, to $1.6 million for the three months ended June 30, 1999 compared to $734 thousand for the same period in 1998. The improvement in interest income was primarily due to volume increases in income from the loan portfolio of $687 thousand, volume related increases in income of $105 thousand in the investment securities portfolio, and volume related increases in income of $75 thousand in Federal funds sold as the Company's growth resulted in an increase in average earning assets of $46.0 million, or 116.0%, to $85.7 million for the three months ended June 30, 1999 compared to $39.7 million for the same period in 1998.

The $867 thousand volume related increase in total interest income was reduced by $8 thousand from rate related reductions as interest rates on new investment securities purchases and investments in Federal funds sold repriced to lower current yields.

Interest expense for the second quarter of 1999 increased $275 thousand, or 101.9%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $367 thousand of the expense increase and was offset by a decrease of $91 thousand attributable to net rate related decreases. The volume related increases in interest bearing liabilities and expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth. These decisions resulted in the reduction in the cost of interest bearing liabilities to 3.73% for the quarter ended June 30, 1999 compared to 4.29% for the quarter ended June 30, 1998.


Provision for Loan Losses
-------------------------

The provision for loan losses was $111 thousand for the second quarter of 1999 compared to a provision of $197 thousand for the same period in 1998. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that may have an impact on future possible losses in the loan portfolio. Although the Company had no non-accrual loans and no past due loans at June 30, 1999, management established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $1.1 million, or 1.79% of total loans, at June 30, 1999.


Non-Interest Income
-------------------

Total non-interest income was $73 thousand for the second quarter of 1999 compared to $32 thousand for the second quarter of 1998, an increase of $41 thousand, or 128.1%. The increase was attributable to an increase in second quarter 1999 service fees on deposits of $24 thousand and an increase in other fees and commissions of $17 thousand. The growth in non-interest income reflects the growth in deposits, which increased to $81.6 million at June 30, 1999, from
39.6 million at June 30, 1998.


Non-Interest Expense
--------------------

Total non-interest expenses amounted to $871 thousand for the three months ended June 30, 1999, an increase of $235 thousand, or 36.9%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $60 thousand, or 17.4%, and reflected increases in the number of employees from 21 full-time equivalents at June 30, 1998 to 46 full-time equivalents at June 30, 1999. The increase in personnel is primarily attributable to the opening of the Howell, New Jersey office in November 1998 and the Matawan, New Jersey office in February, 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $35 thousand, or 134.6%, for the second quarter of 1999 compared to the same period in 1998. The increase was attributable primarily to increased lease expense and increased maintenance costs due to the additional branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $52 thousand, or 130.0%, for the second quarter of 1999 compared to the second quarter of 1998 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $88 thousand, or 39.1%, for the second quarter of 1999 compared to the second quarter of 1998. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services, professional fees, marketing and advertising costs, supplies and printing costs, stockholder costs, and miscellaneous other expenses increased.


Income Tax Expense
------------------

The Company did not record an income tax provision for the three months ended June 30, 1999 and the three months ended June 30, 1998. The results for the first half of 1999 were positively affected by the application of net operating loss carry-forwards to reduce the Company's tax liabilities. At June 30, 1999, the Company had approximately $300 thousand in remaining net operating loss carry-forwards to offset future tax liabilities. These carry-forwards will expire through 2018. Additionally, in view of the Company's operating loss history and risks associated with its ability to generate taxable income in the future, management has provided a full valuation allowance on its net deferred tax assets as of June 30, 1999.

PART II.                     OTHER INFORMATION

Item 1.                      Legal Proceedings
                             -----------------

                             The Bank is periodically involved in various legal proceedings as a normal incident to its business. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.                      Changes in Securities
                             ---------------------

                             Not Applicable.

Item 3.                      Defaults Upon Senior Securities
                             -------------------------------

                             Not Applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders
                             ---------------------------------------------------

                             Not Applicable.

Item 5.                      Other Information
                             -----------------

                             Not Applicable.

Item 6.                      Exhibits and Reports on Form 8-K
                             --------------------------------

                                  (a)       Exhibits - None

                                  (b)       Reports on Form 8-K

                                            The   Registrant   filed  a  Current
                                            Report  on Form  8-K  dated  July 1,
                                            1999  announcing that effective July
                                            1, 1999, the Registrant acquired the
                                            Community  Bank of New  Jersey  (the
                                            "Bank")    in   a    share-for-share
                                            exchange  pursuant to which the Bank
                                            became a wholly owned  subsidiary of
                                            the Registrant.

                                            The   Registrant   filed  a  Current
                                            Report  on Form  8-K  dated  July 9,
                                            1999 announcing a 3% stock dividend.

                                            The   Registrant   filed  a  Current
                                            Report  on Form  8-K  dated  July 9,
                                            1999  announcing  its second quarter
                                            1999 results of operations.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMMUNITY BANK OF NEW JERSEY
                                              (Issuer)






Date:  August 11, 1999            By:  /s/  ROBERT D. O'DONNELL
       ---------------                 ------------------------
                                       ROBERT D. O'DONNELL
                                       President and Chief Executive Officer

                                  By:  /s/  MICHAEL BISS
                                       -----------------
                                       MICHAEL BISS
                                       Controller and Chief Accounting Officer