Form 10QSB
period 1999-09-30
COMMUNITY BANCORP OF NEW JERSEY
filed 1999-11-12
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

     X    Quarterly  report  pursuant to Section 13 or 15 (d) of the  Securities
   ----   Exchange Act of 1934

          For the quarterly period ended            September 30, 1999
                                                    ------------------

   ----   Transition report under Section 13 or 15 (d) of the Exchange Act
          For the transition period from               to
                                        ---------------  -----------------


          Commission file number                     000-26587
                                                     ---------


                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact name of registrant as specified in its charter)


          New Jersey                                       22-3495579
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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


                         Yes   X           No
                             -----            -----


 Common Stock, No Par Value -1,827,707 shares outstanding as of November 5, 1999
 -------------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.           FINANCIAL INFORMATION                                              PAGE NO.

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets at September 30, 1999
                  (Unaudited) and December 31, 1998                                    3

                  Consolidated Condensed Statements of Income for the three and
                  nine months ended September 30, 1999 and 1998 (Unaudited)            4

                  Consolidated Condensed Statement of Changes in Stockholders'         5
                  Equity at September 30, 1999 (Unaudited)

                  Consolidated  Condensed Statements of Cash Flows for the three and nine months ended September 30, 1999 and 1998  (Unaudited)
                  6

                  Notes to Consolidated Condensed Financial Statements (Unaudited)     7 - 10


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            11 - 26


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                    27

Item 2.           Changes in Securities and Use of Proceeds                            27

Item 3.           Defaults Upon Senior Securities                                      27

Item 4.           Submission of Matters to a Vote of Security Holders                  27

Item 5.           Other Information                                                    27

Item 6.           Exhibits and Reports on Form 8-K
                           a.  Exhibits - None                                         27
                           b.  Reports on Form 8-K                                     27


SIGNATURES                                                                             28

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 September 30,
                                                                     1999      December 31,
                                                                  (Unaudited)     1998
ASSETS                                                             (Dollars in thousands)
Cash and cash equivalents:
      Cash and due from banks ..............................     $   5,614      $   2,541
      Federal funds sold ...................................        14,625         26,025
                                                                 ---------      ---------
                Total cash and cash equivalents                     20,239         28,566

Investment securities held-to-maturity (fair value $11,714
      at September 30, 1999 and $6,004 at December 31, 1998)        11,826          6,025

Loans receivable ...........................................        71,709         45,629
Allowance for loan loss ....................................        (1,179)          (914)
                                                                 ---------      ---------
                Net loans receivable .......................        70,530         44,715
                                                                 ---------      ---------

Premises and equipment, net ................................         4,271          3,068
Accrued interest receivable ................................           526            224
Other assets ...............................................           359            153
                                                                 ---------      ---------
                Total Assets                                     $ 107,751      $  82,751
                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand ..........................     $  19,016      $  13,530
      Interest bearing - NOW ...............................        16,821         14,397
      Savings and money market .............................        40,075         32,138
      Certificates of deposit, under $100,000 ..............        10,167          3,511
      Certificates of deposit, $100,000 and over ...........         2,255          1,463
                                                                 ---------      ---------
                Total deposits .............................        88,334         65,039
                                                                 ---------      ---------

Accrued interest payable ...................................           162            114
Other liabilities ..........................................         1,162            209
                                                                 ---------      ---------
                Total liabilities                                   89,658         65,362
                                                                 ---------      ---------

Stockholders' equity
      Common stock - authorized 5,000,000 shares of
            no par value;  issued and outstanding
            1,850,123 less 22,416 Treasury shares at
            September 30, 1999 and 1,730,917 at
            December 31, 1998 ..............................        20,523         18,994
      Treasury stock, at cost - 22,416 shares ..............          (364)            --
      Accumulated deficit ..................................        (2,066)        (1,605)
                                                                 ---------      ---------
                Total stockholders' equity                          18,093         17,389
                                                                 ---------      ---------

                Total Liabilities and Stockholder's Equity       $ 107,751      $  82,751
                                                                 =========      =========

      See accompanying notes to consolidated condensed financial statements

                         COMMUNITY BANCORP OF NEW JERSEY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                             --------------------------------------------
                                                              1999        1998         1999       1998
                                                             -------     -------      -------     -------
                                                            (Dollars in thousands, except per share data)
INTEREST INCOME
      Loans, including Fees ...........................     $ 1,404     $   672      $ 3,617     $ 1,623
      Federal funds sold ..............................         198         219          516         450
      Investment securities - taxable .................         142          41          479         204
                                                            -------     -------      -------     -------
                    Total interest income .............       1,744         932        4,612       2,277
                                                            -------     -------      -------     -------

INTEREST EXPENSE
      Interest bearing - NOW ..........................          57          48          162         116
      Savings and money market ........................         402         301        1,112         664
      Certificates of deposit .........................         169          48          353         100
      Short-term borrowings ...........................          --          --            1          --
                    Total interest expense ............         628         397        1,628         880
                                                            -------     -------      -------     -------
                    Net interest income ...............       1,116         535        2,984       1,397
Provision for loan losses .............................          45         198          267         530
                                                            -------     -------      -------     -------
                    Net interest income after provision
                           for loan losses ............       1,071         337        2,717         867
                                                            -------     -------      -------     -------

Non-interest income:
      Service fees on deposit accounts ................          67          32          165          75
      Other fees and commissions ......................         102          60          242          69
                                                            -------     -------      -------     -------
                    Total non-interest income .........         169          92          407         144
                                                            -------     -------      -------     -------

Non-interest expense:
      Salaries and wages ..............................         404         225        1,062         724
      Employee benefits ...............................          60          26          176         117
      Occupancy expense ...............................          81          39          189          91
      Depreciation - occupancy, furniture & equipment .          91          67          259         147
      Other ...........................................         444         177        1,074         580
                                                            -------     -------      -------     -------
                    Total non-interest expense ........       1,080         534        2,760       1,659
                                                            =======     =======      =======     =======

                    Net Income (loss) .................     $   160     $  (105)     $   364     $  (648)
                                                            =======     =======      =======     =======

Per Common Share:
      Net income (loss) - basic .......................     $   009     $  (008)     $   020     $  (049)
      Net income (loss) - diluted .....................     $   009     $  (008)     $   020     $  (049)

Weighted average shares outstanding (in thousands):
      Basic ...........................................       1,828       1,330        1,834       1,330
      Diluted .........................................       1,858       1,330        1,864       1,330

See accompanying notes to consolidated condensed financial statements

                     COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   Total
                                                        Common       Treasury     Accumulated   Stockholders'
                                                        Stock         Stock         Deficit       Equity
                                                       --------      --------      --------      --------
                                                                      (Dollars in thousands)
Balance December 31, 1998 ........................     $ 18,994                    $ (1,605)     $ 17,389

3% stock dividend issued (53, 206 shares) ........          825                        (825)           --

Issuance of common stock, net of offering expenses        1,014                          --         1,014

Purchase and retire stock options ................         (310)                                     (310)

Purchase treasury stock - 22,416 shares ..........                       (364)                       (364)

Net Income .......................................           --            --           364           364
                                                       --------      --------      --------      --------
Balance, September 30, 1999 (Unaudited) ..........     $ 20,523      $   (364)     $ (2,066)     $ 18,093
                                                        ========     =========      ========      ========

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                 1999          1998
                                                                               --------      --------
                                                                               (Dollars in thousands)
Cash flows from operating activities:
          Net income (loss) ..............................................     $    364      $   (648)
          Adjustments to reconcile net income (loss) to net
                 cash provided by (used in) operating activities:
                       Depreciation and amortization .....................          259           140
                        Provision for loan losses ........................          267           530
                        Accretion of investment discount .................           (1)           --
                        Amortization of investment premium ...............            2            --
                        Increase in accrued interest receivable ..........         (302)          (71)
                        Increase in other assets .........................         (206)          (50)
                        Increase in accrued interest payable .............           48            44
                        Increase in other liabilities ....................          953            95
                                                                               --------      --------

                                Net cash provided by operating activities         1,384            40
                                                                               --------      --------

Cash flows from investing activities:
          Purchases of investment securities held-to-maturity ............      (12,302)       (4,998)
          Proceeds from maturities and calls of investment securities ....        6,500         6,500
          Net increase in loans made to customers ........................      (26,082)      (21,488)
          Purchases of premises and equipment ............................       (1,462)         (693)
                                                                               --------      --------

                                Net cash used in investing activities ....      (33,346)      (20,679)
                                                                               --------      --------

Cash flows from financing activities:
          Net increase in demand deposits and savings accounts ...........       15,847        26,599
          Net increase in certificates of deposit ........................        7,448         2,855
          Net proceeds from common stock issued ..........................        1,014            --
          Purchase of common stock for treasury and options for retirement         (674)           --
                                                                               --------      --------

                                Net cash provided by financing activities        23,635        29,454
                                                                               --------      --------

Net (decrease) increase in cash and cash equivalents .....................       (8,327)        8,815
Cash and cash equivalents as of beginning of year ........................       28,566         9,076
                                                                               --------      --------

Cash and cash equivalents as of end of period ............................     $ 20,239      $ 17,891
                                                                               ========      ========


Supplemental disclosures of cash flow information:
          Cash paid during the period for interest .......................     $  1,580      $    836
                                                                               --------      --------
          Cash paid during the period for income taxes ...................     $     --      $      1

      See accompanying notes to consolidated condensed financial statements

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at September 30, 1999 increased by $25.0 million, or 30.2%, to $107.8 million compared to $82.8 million at December 31, 1998. Total assets averaged $92.0 million in the first nine months of 1999, a $39.9 million, or 76.6%, increase from the 1998 full year average of $52.1 million. Average loans increased $29.0 million, or 96.0%, to $59.2 million in the first nine months of 1999, from the 1998 full year average of $30.2 million. Average investment securities increased by $6.2 million, or 117.0%, to $11.5 million; average Federal funds sold increased by $2.0 million, or 16.4%, to $14.2 million; the average of all other assets increased by $3.2 million, or 65.3%, to $8.1 million; and the loan loss reserve average increased $500 thousand, or 89.4%, to $1.1 million during the first nine months of 1999 compared to the full year 1998 averages.

These increases in average assets were funded primarily by a $32.6 million, or 80.7%, increase in average deposits, as the first nine months of 1999 average deposits increased to $73.0 million from the full year 1998 average of $40.4 million. The increases in average assets were further funded by an increase in average stockholders' equity of $7.4 million, or 67.3%, as the first nine months of 1999 average stockholders' equity increased to $18.4 million from the full year 1998 average of $11.0 million. The increase in average stockholders' equity resulted from net proceeds received from the Bank's secondary public offering of $6.6 million on December 14, 1998 and $1.0 million on January 11, 1999 and was further effected by a net operating loss amounting to $610 thousand during 1998 and net operating income of $364 thousand during the first nine months of 1999. Stockholders' equity was further reduced during the third quarter of 1999 by $364 thousand resulting from the purchase of treasury stock and $310 thousand for the purchase and retirement of a stock option, both in connection with a settlement with a shareholder which dissented from the holding company reorganization.

Lending Activity
----------------

Total loans at September 30, 1999 were $71.7 million, a 57.2%, or $26.1 million increase from December 31, 1998. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $12.5 million in commercial mortgage loans, $5.2 million in commercial and industrial loans, $4.9 million in construction loans and $3.5 million in consumer loans. These increases were partially off-set by a reduction of $66 thousand in residential mortgages and other loans.

The 57.2% increase in loans at September 30, 1999 compared to December 31, 1998 is partially attributable to greater penetration of the Company's marketplace and an improvement in the

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 1999 and December 31, 1998 (Dollars in thousands).

                                                             September 30, 1999 (Unaudited)
                                                  ------------------------------------------------
                                                                Gross         Gross
                                                  Amortized   Unrealized    Unrealized      Fair
                                                    Cost        Gains         Losses        Value
                                                  --------     --------      --------      --------
Securities held to maturity:
          US Government and agency securities     $ 11,301     $      2      $   (114)     $ 11,189
          Other securities ..................          525           --            --           525
                                                  --------     --------      --------      --------

                                                  $ 11,826     $      2      $   (114)     $ 11,714
                                                  ========     ========      ========      ========

(continued)

                                                                 December 31, 1998
                                                  ---------------------------------------------
                                                                Gross         Gross
                                                  Amortized   Unrealized    Unrealized   Fair
                                                    Cost        Gains         Losses     Value
                                                  --------     --------      --------   -------
Securities held to maturity:
          US Government and agency securities     $ 5,500     $    --      $   (21)     $ 5,479
          Other securities ..................         525          --           --          525
                                                  -------     -------      -------      -------

                                                  $ 6,025     $    --      $   (21)     $ 6,004
                                                  =======     =======      =======      =======

The following table sets forth as of September 30, 1999 and December 31, 1998 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                             Investment Securities Held-To-Maturity
                                           -------------------------------------------
                                           September 30, 1999
                                               (Unaudited)          December 31, 1998
                                           -------------------     -------------------
                                           Amortized     Fair      Amortized    Fair
                                             Cost       Value       Cost        Value
                                           -------     -------     -------     -------
Due in one year or less ..............     $ 1,306     $ 1,307     $    --     $    --
Due after one year through five years        9,995       9,882       5,500       5,479
Due after five years through ten years         500         500         500         500
Due after ten years ..................          25          25          25          25
                                           -------     -------     -------     -------

                                           $11,826     $11,714     $ 6,025     $ 6,004
                                           =======     =======     =======     =======

Securities with a carrying value of $1,300,000 at September 30, 1999 and $500,000 at December 31, 1998 were pledged to secure public funds on deposit and for other purposes as required or permitted by law.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE C - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 1999 and December 31, 1998 (Dollars in thousands).

                                          Loan Portfolio By Type of Loan
                                    ------------------------------------------
                                    September 30, 1999
                                         (Unaudited)         December 31, 1998
                                    Amount       Percent    Amount      Percent
                                    -------     ------      -------      ------
Commercial and industrial loans     $13,687      19.09%     $ 8,514       18.66%
Commercial mortgage loans .....      31,945      44.55%      19,413       42.55%
Residential mortgages .........       7,200      10.04%       6,941       15.21%
Construction loans ............       8,529      11.89%       3,582        7.85%
Consumer loans ................       9,870      13.76%       6,376       13.97%
Other loans ...................         478       0.67%         803        1.76%
                                    -------     ------      -------      ------

                                    $71,709     100.00%     $45,629      100.00%
                                    =======     ======      =======      ======

(continued)

The following table represents the activity in the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998 and the year ended December 31, 1998 (Dollars in thousands).

                                                       Allowance For Loan Losses
                                              ---------------------------------------------
                                                Nine Months Ended
                                                  September 30,
                                                   (Unaudited)                  Year Ended
                                              ---------------------------       December 31,
                                                  1999            1998              1998
                                              ------------     -----------      -----------
Balance - beginning of period ...........     $        914     $       250      $       250
Charge-offs .............................               (2)             --               --
Recoveries ..............................               --              --               --
                                              ------------     -----------      -----------
Net (charge-offs) recoveries ............               (2)             --               --
Provision for loan losses ...............              267             530              664
                                              ------------     -----------      -----------

Balance - end of period .................     $      1,179     $       780      $       914
                                              ============     ===========      ===========
Balance of Allowance at period-end as a %
    of loans at period-end ..............             1.64%           2.12%            2.00%
                                              ============     ===========      ===========

NOTE D - EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents (when dilutive) outstanding during each period after giving retroactive effect to stock dividends declared. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The common share equivalents of options in the computation of diluted earnings per share is computed utilizing the Treasury Stock method.For purposes of this computation, the average market price of common stock during each three-month quarter included in the period being reported upon, is used, when dilutive.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1999 presentation.

NOTE F - SUBSEQUENT EVENTS

Effective July 1, 1999 the Community Bancorp of New Jersey completed its reorganization as the holding company for the Community Bank of New Jersey. The Holding Company completed a share for share exchange of its no par value common stock for the Bank's $5.00 par value common stock, by which the Bank became a wholly owned subsidiary of the Holding Company. Accordingly, the consolidated financial information of the Holding Company is presented herewith, and prior periods have been restated to reflect this reorganization.

On July 9, 1999 the Company announced that its Board of Directors approved a 3% stock dividend payable August 2, 1999 to shareholders of record as of July 19, 1999. Weighted average shares outstanding and earnings per share have been retroactively adjusted to reflect the stock dividend.

On April 22, 1999 the shareholders of Community Bank of New Jersey approved the Plan of Acquisition, pursuant to which the Bank was acquired by Community
Bancorp of New Jersey effective July 1, 1999. In connection with this transaction, a shareholder elected to exercise its dissenter's rights of appraisal. On August 6, 1999 the Bank and this shareholder negotiated a settlement pursuant to which the dissenting shareholder relinquished all beneficially owned equity instruments, consisting of 22,416 common shares and 38,700 exercisable options, for fair value of $673,860. Weighted average shares outstanding were adjusted as of the effective date of dissent (April 22, 1999). Capital and outstanding shares were reduced on the closing date of the transaction (August 6, 1999).

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activity
In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at September 30, 1999 increased by $25.0 million, or 30.2%, to $107.8 million compared to $82.8 million at December 31, 1998. Total assets averaged $92.0 million in the first nine months of 1999, a $39.9 million, or 76.6%, increase from the 1998 full year average of $52.1 million. Average loans increased $29.0 million, or 96.0%, to $59.2 million in the first nine months of 1999, from the 1998 full year average of $30.2 million. Average investment securities increased by $6.2 million, or 117.0%, to $11.5 million; average Federal funds sold increased by $2.0 million, or 16.4%, to $14.2 million; the average of all other assets increased by $3.2 million, or 65.3%, to $8.1 million; and the loan loss reserve average increased $500 thousand, or 89.4%, to $1.1 million during the first nine months of 1999 compared to the full year 1998 averages.

These increases in average assets were funded primarily by a $32.6 million, or 80.7%, increase in average deposits, as the first nine months of 1999 average deposits increased to $73.0 million from the full year 1998 average of $40.4 million. The increases in average assets were further funded by an increase in average stockholders' equity of $7.4 million, or 67.3%, as the first nine months of 1999 average stockholders' equity increased to $18.4 million from the full year 1998 average of $11.0 million. The increase in average stockholders' equity resulted from net proceeds received from the Bank's secondary public offering of $6.6 million on December 14, 1998 and $1.0 million on January 11, 1999 and was further effected by a net operating loss amounting to $610 thousand during 1998 and net operating income of $364 thousand during the first nine months of 1999. Stockholders' equity was further reduced during the third quarter of 1999 by $364 thousand resulting from the purchase of treasury stock and $310 thousand for the purchase and retirement of a stock option, both in connection with a settlement with a shareholder which dissented from the holding company reorganization.

Lending Activity
----------------

Total loans at September 30, 1999 were $71.7 million, a 57.2%, or $26.1 million increase from December 31, 1998. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $12.5 million in commercial mortgage loans, $5.2 million in commercial and industrial loans, $4.9 million in construction loans and $3.5 million in consumer loans. These increases were partially off-set by a reduction of $66 thousand in residential mortgages and other loans.

The 57.2% increase in loans at September 30, 1999 compared to December 31, 1998 is partially attributable to greater penetration of the Company's marketplace and an improvement in the general economic environment in New Jersey. The Company opened its second office in downtown Freehold, New Jersey, in September 1997, its third office in Howell, New Jersey, in November 1998 and its fourth office in Matawan, New Jersey, in February 1999. In addition, the Company anticipates opening its newest branch in Manalapan, New Jersey, during November, 1999. Management believes that the maturation of these branch locations will continue to provide the Company with lending opportunities as well as funding sources for the loans.

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


Allowance for Loan Losses
-------------------------

The allowance for loan losses was $1.2 million, or 1.64% of total loans, at September 30, 1999 compared to $914 thousand, or 2.00% of total loans, at December 31, 1998. At September 30, 1999 the Company had no non-performing loans and $247 thousand in loans past due 90 days or more and still accruing compared to no non-performing loans and no past due loans at December 31, 1998. The $247 thousand past due loan at September 30, 1999 represented a matured note which was renewed during the subsequent quarter and which is performing in accordance with its terms.

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

Investment Securities Activity
------------------------------

Investment securities increased by $5.8 million, or 96.7%, at September 30, 1999 compared to December 31, 1998. During the period ended September 30, 1999 the Company utilized its liquidity in excess of loan demand to fund additional purchases of investment securities held-to-maturity amounting to $12.3 million, which was partially off-set by maturities and calls amounting to $6.5 million.

Management determines the appropriate classification of securities at the time of purchase. At September 30, 1999 all investment securities were classified as held-to-maturity. The Company had no investment securities classified as available-for-sale or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. Management currently maintains an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits
--------

Deposits are the Company's primary source of funds. Total deposits increased by $23.3 million, or 35.8%, to $88.3 million at September 30, 1999 compared to $65.0 million at December 31, 1998. The increase in deposits during this period was primarily due to the Company's greater penetration of its marketplace. In late 1998 and early 1999, the Company opened two new offices, which have contributed to its deposit growth.

Average total deposits increased by $32.6 million, or 80.7%, to $73.0 million for the nine months ended September 30,1999 compared to the 1998 full year average of $40.4 million. Changes in the deposit mix for the nine months ended September 30, 1999 compared to the 1998 full year average include a $13.5 million, or 67.9%, increase in savings deposits; a $5.0 million, or 64.2%, increase in NOW account deposits; a $6.1 million, or 198.1%, increase in time deposits; a $1.1 million, or 72.4%, increase in money market deposits; and a $6.9 million, or 84.7%, increase in non-interest bearing demand deposits.

The Company does not actively solicit short-term certificates of deposits of $100 thousand or more because of the liquidity risks posed by such deposits. At September 30, 1999 certificates of deposit of $100 thousand or more amounted to $2.3 million.

The Company emphasizes relationships with commercial customers and seeks to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. The Company also emphasizes the origination of savings deposits, which amounted to $37.1 million at September 30, 1999, by offering rates higher than our peer group institutions. The primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. Management may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. The Company markets this product as an alternative to time deposits and management believes it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas which the Company serves. As of September 30,

1999 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.



Liquidity
---------

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 18.8% and 34.5% of the Company's total assets at September 30, 1999 and December 31, 1998, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at September 30, 1999 was increased deposits, and to a lesser extent proceeds from maturities and calls of investment securities and net proceeds from common stock issued. Deposit increases amounted to $23.3 million for the nine months ended September 30, 1999 while proceeds from maturities and calls of investment securities amounted to $6.5 million and net proceeds from common stock issued amounted to $1.0 million. During 1999, the Company utilized deposit growth and its liquid assets as funding sources for increased loans made to customers amounting to $26.1 million, securities purchases amounting to $12.3 million and purchases of premises and equipment used primarily for branch expansion, amounting to $1.5 million. In addition, the Company utilized $674 thousand for the purchase of common stock for treasury and options for retirement.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Company has a line of credit in the amount of $4.0 million for the purchase of Federal funds with another financial institution.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions.


Capital Resources
-----------------

Stockholder's equity increased by $704 thousand at September 30, 1999 compared to December 31, 1998. The changes in stockholders' equity during the nine months ended September 30, 1999 were comprised of increases from net income of $364 thousand, and $1.0 million in net proceeds from common stock issued, reduced by $674 thousand used for the purchase of common stock for treasury and options designated for retirement.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 1999, as well as the regulatory required minimum and "well capitalized" capital ratios:

                              September 30, 1999        Regulatory Requirement
                              ------------------       ------------------------------
                              Company        Bank      Minimum     "Well Capitalized"
                              -------        ----      ---------   ------------------
Risk-based Capital:
Tier I capital ratio...........23.69%         23.69%     4.00%        6.00%
Total capital ratio............24.94%         24.94%     8.00%       10.00%

Leverage ratio.................17.85%         17.85%   3.00%-5.00%    5.00% or greater

In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 10.00%. As of September 30, 1999 the Bank's ratio of equity capital to total assets was 16.79%.

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





Year 2000
---------

Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programing practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Company has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timer, electronic door lock, and heating, ventilation, and air conditioning control). The Company has examined all of its non-information technology systems and has either received certifications of
Year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the Year 2000. The Company does not expect any material costs to address its non-information technology systems and has not had any material costs to date. With regard to the Company's information technology systems, the Company also does not expect any future material costs and has not had any material costs to date. The Company's data processing is provided by a single service bureau, NCR. The Company has been advised by NCR that it is Year 2000 compliant. If NCR were to experience year 2000 processing problems, the Company would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998


Net Income
----------
The Company earned $364 thousand, or $0.20 net income per share on a basic and diluted basis, for the nine months ended September 30, 1999, compared to a net loss of $648 thousand, or $0.49 for both basic and diluted net loss per share, for the nine months ended September 30, 1998. The increase in net income was primarily due to a $1.6 million, or 113.6%, increase in net interest income, a $263 thousand, or 182.6%, increase in non-interest income and a $263 thousand, or 49.6%, decrease in the provision for loan losses; these items were partially offset by a $1.1 million, or 66.4%, increase in non-interest expenses. In addition, the Company's net income for the nine months ended September 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities.

Net Interest Income
-------------------
Net interest income increased $1.6 million, or 113.6%, to $3.0 million for the nine months ended September 30, 1999 from $1.4 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $12.7 million, or 89.4%, for the first nine months of 1999 compared to the same prior year period. Also contributing to the increase in net interest income was the decrease in the average cost of interest bearing liabilities to 3.75% during the first nine months of 1999 compared to 4.29% during the same prior year period. The reduction in the average rate paid on deposits resulted from management's adjustment of the Company's rate structure to more closely reflect the current economic environment and competition. The Company held no tax-exempt investments during these comparable periods.

The Company's net interest margin (annualized net interest income divided by average interest earning assets) for the nine months ended September 30, 1999 improved to 4.70% from 4.48% for the same prior year period. The improvement in the net interest margin resulted primarily from the decrease in the rates paid on deposits, as the yield earned on interest earning assets remained consistent at 7.26% for the first nine months of 1999 compared to 7.30% for the first nine months of 1998.

Interest income increased $2.3 million, or 102.5%, to $4.6 million for the nine months ended September 30, 1999 compared to $2.3 million for the same period in 1998. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $2.0 million, volume related increases in income of $340 thousand in the investment securities portfolio, and volume related increases in income of $138 thousand in Federal funds sold as the Company's growth resulted in an increase in average earning assets of $43.3 million, or 104.1%, to $84.9 million for the nine months ended September 30, 1999 compared to $41.6 million for the same period in 1998.

The $2.5 million volume related increase in total interest income was reduced by $152 thousand from rate related reductions as interest rates on new investment securities purchases and investments in Federal funds sold repriced to lower current yields.

Interest expense for the first nine months of 1999 increased $748 thousand, or 85.0%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $1.0 million of the expense increase and was offset by a decrease of $274 thousand attributable to net rate related decreases. The volume related increases in interest bearing liabilities and expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth. These decisions resulted in the reduction in the cost of interest bearing liabilities to 3.75% for the nine months ended September 30, 1999 compared to 4.29% for the nine months ended September 30, 1998.


The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 and the nine months ended September 30, 1999 compared to the same prior year period.

ONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                        Three Months Ended               Three Months Ended
                                                                        September 30, 1999               September 30, 1998
                                                                 --------------------------------  ---------------------------------
                                                                  Average     Interest    Average   Average    Interest      Average
                                                                  Balance  Income/Expense  Rate     Balance  Income/Expense   Rate
                                                                 --------- -------------- -------  --------  -------------- --------
                                                                                (In thousands, except percentages)
ASSETS
Interest Earning Assets:
          Federal Funds Sold ................................... $  15,374   $     198      5.11%   $  15,643  $     219       5.60%
          Investment Securities ................................    10,274         142      5.53%       2,588         41       6.34%
          Loans (net of unearned income) (1) (2) ...............    68,091       1,404      8.18%      33,597        672       8.00%
                                                                 ---------   ---------              ---------  ---------

                       Total Interest Earning Assets ...........    93,739       1,744      7.38%      51,828        932       7.19%
                                                                 ---------   ---------              ---------  ---------

Non-Interest Earning Assets:
          Loan Loss Reserve ....................................    (1,154)                                         (674)
          All Other Assets .....................................     8,793                                         5,523
                                                                 ---------                                     ---------

                       Total Assets ............................ $ 101,378                                     $  56,677
                                                                 =========                                     =========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
          NOW Deposits ......................................... $  13,698          57      1.65%   $   9,294         48       2.07%
          Savings Deposits .....................................    36,469         379      4.12%      22,238        282       5.07%
          Money Market Deposits ................................     2,585          23      3.53%       1,848         19       4.11%
          Time Deposits ........................................    13,038         169      5.14%       3,441         48       5.58%
          Short-term Borrowings ................................        --          --      0.00%          --         --       0.00%
                                                                 ---------   ---------              ---------  ---------

                       Total Interest Bearing Liabilities ......    65,790         628      3.79%      36,821        397       4.31%
                                                                 ---------   ---------              ---------  ---------

Non-Interest Bearing Liabilities:
          Demand Deposits ......................................    16,513                              8,590
          Other Liabilities ....................................       723                                463
                                                                 ---------                          ---------

                       Total Non-Interest Bearing Liabilities ..    17,236                              9,053
                                                                 ---------                          ---------

Stockholders' Equity ...........................................    18,352                             10,803
                                                                 ---------                          ---------

                       Total Liabilities and Stockholders'
                       Equity .................................. $ 101,378                          $  56,677
                                                                 =========                          =========

NET INTEREST INCOME ............................................             $   1,116              $     535
                                                                             =========              =========

NET INTEREST SPREAD (3) ........................................                            3.59%                              2.88%

NET INTEREST MARGIN (4) ........................................                            4.72%                              4.13%

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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                       Nine Months Ended                  Nine Months Ended
                                                                       September 30, 1999                 September 30, 1998
                                                                -------------------------------   ----------------------------------
                                                                Average   Interest      Average   Average     Interest      Average
                                                                Balance Income/Expense   Rate     Balance   Income/Expense   Rate
                                                                ------- --------------  -------   ---------- -------------- --------
                                                                                  (In thousands, except percentages)
ASSETS
Interest Earning Assets:
          Federal Funds Sold ................................... 14,168    $    516       4.87%    $ 10,845   $    450     5.53%
          Investment Securities ................................ 11,535         479       5.54%       4,314        204     6.30%
          Loans (net of unearned income) (1) (2) ............... 59,185       3,617       8.17%      26,407      1,623     8.19%
                                                                -------    --------                --------   --------

                       Total Interest Earning Assets ........... 84,888       4,612       7.26%      41,566      2,277     7.30%
                                                                -------    --------                --------   --------

Non-Interest Earning Assets:
          Loan Loss Reserve .................................... (1,059)                               (468)
          All Other Assets .....................................  8,132                               4,532
                                                                -------                            --------

                       Total Assets ............................ 91,961                            $ 45,630
                                                                =======                            ========

LIABILITIES & STOCKHOLDERS' EQUITY Interest-Bearing Liabilities:
          NOW Deposits ......................................... 12,895         162       1.68%    $  6,787        116     2.28%
          Savings Deposits ..................................... 33,360       1,039       4.16%      17,136        637     4.96%
          Money Market Deposits ................................  2,620          73       3.75%         994         27     3.62%
          Time Deposits ........................................  9,108         353       5.19%       2,447        100     5.45%
          Short-term Borrowings ................................     11           1       5.94%          --         --     0.00%
                                                                -------    --------                --------   --------

                       Total Interest Bearing Liabilities ...... 57,994       1,628       3.75%      27,364        880     4.29%
                                                                -------    --------                --------   --------

Non-Interest Bearing Liabilities:
          Demand Deposits ...................................... 14,989                               6,910
          Other Liabilities ....................................    602                                 348
                                                                -------                            --------

                       Total Non-Interest Bearing Liabilities .. 15,591                               7,258
                                                                -------                            --------

Stockholders' Equity ........................................... 18,376                              11,008
                                                                -------                            --------

                       Total Liabilities and Stockholders'
                       Equity .................................. 91,961                            $ 45,630
                                                                =======                            ========

NET INTEREST INCOME ............................................           $  2,984                $  1,397
                                                                           ========                ========

NET INTEREST SPREAD (3) ........................................                          3.51%                            3.01%

NET INTEREST MARGIN (4) ........................................                          4.70%                            4.48%

(1)  Included in interest income on loans are loan fees.
(2)  Includes non-performing loans.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average intere st earning assets.

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                              Three Months Ended September 30, 1999    Nine Months Ended September 30, 1999
                                                  Compared to Three Months Ended           Compared to Nine Months Ended
                                                        September 30, 1998                      September 30, 1998
                                                  ------------------------------           -----------------------------
                                                    Increase (Decrease) Due To              Increase (Decrease) Due To
                                                  ------------------------------           -----------------------------
                                                  Volume       Rate         Net            Volume      Rate         Net
                                                  ------      ------      ------           ------     ------      ------
                                                         (In thousands)                            (In thousands)

Interest Earned On:
          Federal Funds Sold ................     $   (4)     $  (17)     $  (21)          $  138     $  (72)     $   66
          Investment Securities .............        123         (22)        101              340        (65)        275
          Loans (net of unearned income) ....        696          36         732            2,009        (15)      1,994
                                                  ------      ------      ------           ------     ------      ------

                       Total Interest Income         815          (3)        812            2,487       (152)      2,335
                                                  ------      ------      ------           ------     ------      ------

Interest Paid On:
          NOW Deposits ......................         23         (14)          9              104        (58)         46
          Savings Deposits ..................        182         (85)         97              601       (199)        402
          Money Market Deposits .............          8          (4)          4               44          2          46
          Time Deposits .....................        135         (14)        121              272        (19)        253
          Short-term Borrowings .............         --          --          --                1         --           1
                                                  ------      ------      ------           ------     ------      ------

                       Total Interest Expense        348        (117)        231            1,022       (274)        748
                                                  ------      ------      ------           ------     ------      ------

                       Net Interest Income ..     $  467      $  114      $  581           $1,465     $  122      $1,587
                                                  ======      ======      ======           ======     ======      ======

Provision for Loan Losses
-------------------------
The provision for loan losses decreased to $267 thousand for the first nine months of 1999 compared to a provision of $530 thousand for the same period in 1998. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although the Company had no non-accrual loans and past due loans of only $247 thousand at September 30, 1999, management established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $1.2 million, or 1.64% of total loans, at September 30, 1999.


Non-Interest Income
-------------------
Total non-interest income was $407 thousand for the first nine months of 1999 compared to $144 thousand for the first nine months of 1998, an increase of $263 thousand, or 182.6%. The increase was attributable to an increase in service fees on deposits of $90 thousand, or 120.0%, and an increase in other fees and commissions of $173 thousand, or 250.7%. The growth in service fees on deposits reflects the growth in transaction account average deposits, which increased to $27.9 million from $13.7 million, or an increase of 103.7% for the nine months ended September 30, 1999 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans which increased to $190 thousand at September 30, 1999 compared to $52 thousand for the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations and the fees and commissions generated on these transactions.


Non-Interest Expense
--------------------
Total non-interest expense amounted to $2.8 million for the nine months ended September 30, 1999, an increase of $1.1 million, or 66.4%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $397 thousand, or 47.2%, and reflected increases in the average number of employees from 21 full-time equivalents for the period ended September 30, 1998 to 43 full-time equivalents for the period ended September 30, 1999. The increase in personnel is primarily attributable to the opening of the Howell, New Jersey office in November 1998 and the Matawan, New Jersey office in February, 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $98 thousand, or 107.7%, for the first nine months of 1999 compared to the same period in 1998. The increase was attributable primarily to increased lease expense and increased maintenance costs due to the additional branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $112 thousand, or 76.2%, for the first nine months of 1999 compared to the first nine months of 1998 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment. Average depreciable assets amounted to $3.3 million during the nine months ended September 30, 1999 compared to $2.0 million for the same prior year period, an increase of 65.0%.

Other expenses increased $494 thousand, or 85.2%, for the first nine months of 1999 compared to the first nine months of 1998. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services paid to the Company's third party processors amounted to $258 thousand, an increase of $169 thousand; professional fees amounted to $161 thousand, an increase of $47 thousand; marketing and advertising costs amounted to $145 thousand, an increase of $85 thousand; stationery, supplies and printing costs amounted to $153 thousand, an increase of $60 thousand; stockholder costs amounted to $70 thousand, an increase of $51 thousand; and all other expenses amounted to $287 thousand, an increase of $82 thousand.


Income Tax Expense
------------------
The Company did not record an income tax provision for the nine months ended September 30, 1999. The results for the first nine months of 1999 were positively affected by the application of net operating loss carry-forwards to reduce the Company's tax liabilities. At September 30, 1999, the Company had approximately $162 thousand in remaining net operating loss carry-forwards to offset future taxes payable. These carry-forwards will expire through 2018. Additionally, in view of the Company's operating loss history and risks associated with its ability to generate taxable income in the future, management has provided a full valuation allowance on its net deferred tax assets. Net operating loss carry-forwards for book purposes amounted to $1.2 million at September 30, 1999.




RESULTS OF OPERATIONS for the three months ended September 30, 1999 compared to the three months ended September 30, 1998


Net Income
----------
The Company earned $160 thousand, or $0.09 net income per share on a basic and diluted basis, for the three months ended September 30, 1999, compared to a net loss of $105 thousand, or $0.08 for both basic and diluted net loss per share, for the three months ended September 30, 1998. The increase in net income was primarily due to a $581 thousand, or 108.6%, increase in net interest income, a $77 thousand, or 83.7%, increase in non-interest income and a $153 thousand, or 77.3%, decrease in the provision for loan losses; these items were partially offset by a $546 thousand, or 102.2%, increase in non-interest expenses.

Net Interest Income
-------------------
Net interest income for the third quarter of 1999 increased $581 thousand, or 108.6%, to $1.1 million, compared to the third quarter of 1998. This improvement in net interest income resulted primarily from a higher level of earning assets as average interest earning assets, net of average interest bearing liabilities, increased by $12.9 million, or 86.2%, for the third quarter of 1999 compared to the same prior year period. Also contributing to the increase in net interest income was a decrease in the average rate paid on deposits to 3.79% during the third quarter of 1999 compared to 4.31% during the same prior year quarter as management adjusted the Company's rate structure to more closely reflect the current economic environment and competition. The average rate earned on interest earning assets increased to 7.38% during the third quarter of 1999 compared to 7.19% during the third quarter of 1998 due to a greater proportion of higher yielding loans. Average loans comprised 72.6% of average interest earning assets for the third quarter of 1999 compared to 64.8% for the same prior year quarter. The The Company held no tax-exempt investments during these comparable periods.

The Company's net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended September 30, 1999 improved to 4.72% from 4.13% for the same prior year quarter. The improvement in the net interest margin resulted primarily from the decrease in the rates paid on deposits and a change in the mix of earning assets. The average rate earned on interest earning assets increased to 7.38% during the third quarter of 1999 compared to 7.19% during the third quarter of 1998 due to a greater proportion of higher yielding loans. Average loans comprised 72.6% of average interest earning assets for the third quarter of 1999 compared to 64.8% for the same prior year quarter. The effects of two 25 basis point increases in market rates during the third quarter of 1999 also contributed to the increase in net interest margin as rate sensitive assets adjusted up while deposit rates lagged behind. The Company held no tax-exempt investments during these comparable periods.

Interest income increased $812 thousand, or 87.1%, to $1.7 million for the three months ended September 30, 1999 compared to $932 thousand for the same period in 1998. The improvement in interest income was primarily due to volume increases in income from the loan portfolio of $696 thousand, and $123 thousand in the investment securities portfolio, offset by volume related decreases in income of $4 thousand in Federal funds sold as the Company's growth resulted in an increase in average earning assets of $41.9 million, or 80.9%, to $93.7 million for the three months ended September 30, 1999 compared to $51.8 million for the same period in 1998.

The $815 thousand volume related increase in total interest income was reduced by $3 thousand from rate related reductions as interest rates on new investment securities purchases and investments in Federal funds sold repriced to lower current yields while loan rates increased due to the two 25 basis point increases in market rates during the current quarter.

Interest expense for the third quarter of 1999 increased $231 thousand, or 58.2%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $348 thousand of the expense increase and was offset by a decrease of $117 thousand attributable to net rate related decreases. The volume related increases in interest bearing liabilities and expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth. These decisions resulted in the reduction in the cost of interest bearing liabilities to 3.79% for the quarter ended September 30, 1999 compared to 4.31% for the quarter ended September 30, 1998.


Provision for Loan Losses
-------------------------
The provision for loan losses was $45 thousand for the third quarter of 1999 compared to a provision of $198 thousand for the same period in 1998. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although the Company had no non-performing loans at September 30, 1999, management established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $1.2 million, or 1.64% of total loans, at September 30, 1999.


Non-Interest Income
-------------------
Total non-interest income was $169 thousand for the third quarter of 1999 compared to $92 thousand for the third quarter of 1998, an increase of $77 thousand, or 83.7%. The increase was attributable to an increase in third quarter 1999 service fees on deposits of $35 thousand, or 109.4%, and an increase in other fees and commissions of $42 thousand, or 70.0%. The growth in service fees on deposits reflects the growth in transaction account average deposits, which increased to $30.2 million for the quarter ended September 30, 1999, compared to $17.9 million at September 30, 1998, an increase of $12.3 million, or 68.7%. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans.


Non-Interest Expense
--------------------
Total non-interest expenses amounted to $1.1 million for the three months ended September 30, 1999, an increase of $546 thousand, or 102.2%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $213 thousand, or 84.9%, and reflected increases in the average number of employees from 22 full-time equivalents for the quarter ended September 30, 1998 to 47 full-time equivalents for the quarter ended September 30, 1999. The increase in personnel is primarily attributable to the opening of the Howell, New Jersey office in November 1998 and the Matawan, New Jersey office in February, 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $42 thousand, or 107.7%, for the third quarter of 1999 compared to the same period in 1998. The increase was attributable primarily to increased lease expense and increased maintenance costs due to the additional branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $24 thousand, or 35.8%, for the third quarter of 1999 compared to the third quarter of 1998 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $267 thousand, or 150.8%, for the third quarter of 1999 compared to the third quarter of 1998. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services, professional fees, marketing and advertising costs, supplies and printing costs, stockholder costs, and miscellaneous other expenses increased.

Income Tax Expense
------------------
The Company did not record an income tax provision for the three months ended September 30, 1999 and the three months ended September 30, 1998. The results for the first nine months of 1999 were positively affected by the application of net operating loss carry-forwards to reduce the Company's tax liabilities. At September 30, 1999, the Company had approximately $162 thousand in remaining net operating loss carry-forwards to offset future taxes payable. These carry-forwards will expire through 2018. Additionally, in view of the Company's operating loss history and risks associated with its ability to generate taxable income in the future, management has provided a full valuation allowance on its net deferred tax assets. Net operating loss carry-forwards for book purposes amounted to $1.2 million at September 30, 1999.

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

                             (b)      Reports on Form 8-K - None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMUNITY BANK OF NEW JERSEY
                                     ----------------------------
                                             (Issuer)






Date:       November 5, 1999         By: Robert D. O'Donnell
            ----------------             ---------------------------------------
                                         ROBERT D. O'DONNELL
                                         President and Chief Executive Officer






                                     By: Michael Bis
                                         ---------------------------------------
                                         MICHAEL BIS
                                         Controller and Chief Accounting Officer