Form 10KSB
period 1999-12-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2000-03-24
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number 000-26587

                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact Name of registrant as specified in its charter)


           New Jersey                                    22-3666589
   (State of other jurisdiction of                   (I. R. S. Employer
    incorporation or organization)                   Identification No.)


3535 Highway 9 North, Freehold, New Jersey                    07728
(Address of principal executive offices)                    (Zip Code)



(Issuer's telephone number, including area code)     (732) 863-9000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

As of December 31, 1999, there were 1,827,766 shares of common stock, no par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



                            10-KSB Item                     Document Incorporated
                            -----------                     ---------------------
Item 9.         Directors and Executive Officers          Proxy Statement for 2000 Annual
                of the Company; Compliance with           Meeting of Shareholders to be filed no
                Section 16(a) of the Exchange Act         later than April 30, 2000.

Item 10.        Executive Compensation                    Proxy Statement for 2000 Annual
                                                          Meeting of Shareholders to be filed no
                                                          later than April 30, 2000.

Item 11.        Security Ownership of Certain             Proxy Statement for 2000  Annual
                Beneficial Owners and Management          Meeting of Shareholders to be filed no
                                                          later  than  April  30,  2000.


Item 12.        Certain Relationships and Related         Proxy Statement for 2000 Annual
                Transactions                              Meeting  of  Shareholders to be filed no
                                                          later than April 30, 2000.

                                     PART I

                       ITEM 1. -- DESCRIPTION OF BUSINESS

General

     The Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. We were organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the bank. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant asset is our investment in the bank. Our main office is located at 3535 Highway 9 North, Freehold, New Jersey.

     The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 3535 Highway 9 North, Freehold, New Jersey 07728, and its four branch offices located in Freehold, Howell, Matawan and Manalapan, New Jersey.

     Our deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. The operations of the bank are subject to the supervision and regulation of the FDIC and the New Jersey Department of Banking and Insurance (the Department). The principal executive offices of the Bank are located at 3535 Highway 9 North, Freehold, New Jersey 07728, and the telephone number is (732) 863-9000.

Business of the Bank

     The Bank conducts a traditional commercial banking business and offers services including personal and business checking accounts and time deposits, money market accounts and regular savings accounts. The Bank structures its specific services and charges in a manner designed to attract the business of
(i) small and medium-sized businesses, and the owners and managers of these entities; (ii) professionals and middle managers of locally-based corporations;
(iii) residential real-estate tract developers; and (iv) individuals residing, working, and shopping in the Monmouth, Middlesex, and Ocean County, New Jersey trade area serviced by the Bank. The Bank engages in a wide range of lending activities and offers commercial, consumer, residential and non-residential mortgage and construction loans. In addition, we are seeking to enhance our non-interest income, primarily through strategic partnerships or agreements with third party service providers. We have recently entered into a Securities Products Agreement with Salomon, Smith, Barney pursuant to which Salomon, Smith, Barney may provide investment and annuities products to our customers and their customers from offices in the Bank, and we will receive fee income from these sales. We anticipate seeking additional strategic partnerships in the future.

Service Area

     Our service area primarily consists of the Monmouth, Middlesex, and Ocean County, New Jersey market, although we make loans throughout New Jersey. The Bank operates its main office in Freehold Township, New Jersey, and branch offices in Freehold Borough, Howell, Manalapan, and Matawan, New Jersey.

Competition

     The  Bank  operates  in a  highly  competitive  environment  competing  for deposits and loans with commercial banks, thrifts, and other financial institutions, many of which have greater financial resources than we do. Many large financial institutions compete for business in the Bank's service area. Certain of these institutions have significantly higher lending limits than we do and provide services to their customers which the Bank does not offer.

     Management believes we are able to compete favorably with our competitors because we provide responsive personalized services through our knowledge and awareness of the Bank's service area, customers, and business.

Employees

     At December 31, 1999, the Bank employed 51 full-time employees and 16 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state laws. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect our business and prospects.

                         BANK HOLDING COMPANY REGULATION

General

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the BHCA), we are subject to the regulation and supervision of the Federal Reserve Bank (FRB). We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control or more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     Additionally, until March 1, 2000, the BHCA prohibited a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The BHCA was substantially revised in late 1999 to broaden and enhance bank holding company activities, however. See "Recent Regulatory Enactments and Proposals" below.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

     The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based guidelines apply on a consolidate basis to bank holding companies with consolidated assets of $150 million or more. For bank holding companies with less that $150 million in consolidated assets, the guidelines will be applied on a bank-only basis unless: (a) the parent bank holding company is engaged in non-bank activity involving significant leverage; or (b) the parent company has a significant amount of outstanding debt that is held by the general public. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier 1 and Tier 11 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States ) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighing. Short-term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancellable commitments have a 0% risk-weighing.

     In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

Bank Regulation

     As a New Jersey-chartered commercial bank, the bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the bank, including the minimum level of capital the bank must maintain, the ability of the bank to pay dividends, the ability of the bank to expand through new branches or acquisitions and various other matters. The FDIC also imposes a risk based and leverage capital requirement on the bank. These requirements are substantially similar to the capital requirements imposed by the FRB.

     In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity capital to total assets of at least 10% for our first five (5) years of operations, unless the Commission consents to a lower ratio. As of December 31, 1999, the Bank's ratio of equity capital to total assets was 13.72%.

Insurance of Deposits

     The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulator. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the Deposit Insurance Funds Act of 1996 (the Deposit Act), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (FICO) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 2.08 basis points of assessed deposits.

Recent Regulatory Enactments and Proposals

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will, among other things:

           o allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

           o allow insurers and other financial services companies to acquire banks or bank holding companies;

           o remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

           o establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     This part of the Modernization Act will become effective on March 11, 2000. The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

     The Bank conducts its business through its main office located at 3535 Highway 9 North, Freehold, New Jersey, and its four branch offices. The following table set forth certain information regarding the Bank's properties as of December 31, 1999.

                                                               Date of lease
         Location                     Leased or owned           expiration
         --------                     ---------------           ----------
         3535 Highway 9 North             Owned                   N/A
         Freehold, NJ

         31 East Main Street              Leased                 August, 2002
         Freehold, NJ

                                                              Date of lease
         Location                       Leased or owned          expiration
         --------                       ---------------          ----------
         4502 Highway 9 South               Leased               August, 2013
         Howell, NJ
         267 Main Street                    Leased               February, 2019

         Matawan, NJ
         191 Route Nine South               Owned                N/A
         Manalapan, NJ

                          ITEM 3. -- LEGAL PROCEEDINGS

     We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business or financial position.

                  ITEM 4.-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 1999.

                                     PART II

                  ITEM 5.-- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since October 27, 1998, our common stock has been traded on the NASDAQ SmallCap market under the symbol CBNJ. Previously, our common stock was traded on the OTC Bulletin Board under the symbol CBNG. The following table shows the high and low bid prices for the common stock as reported on the OTC Bulletin Board or Nasdaq SmallCap market since it began trading on May 19, 1997. These quotations reflect inter-dealer prices, without retail market, mark-down, or commission and may not represent actual transactions. These prices have been restated to reflect our 3% stock dividend paid in August, 1999.

                                            High             1998        Low
                                            ----             ----        ---

     1st Quarter . . . . . .               14-9/16                     12-3/8

     2nd Quarter . . . . . .               19-7/16                     14-1/16

     3rd Quarter . . . . . .               22-5/16                     15-9/16

     4th Quarter . . . . . .               18-1/16                     15-9/16


                                            High             1999        Low
                                            ----             ----        ---

     1st  Quarter . . . . ..               17                          14-5/16

     2nd Quarter . . . . . .               16-1/2                      13-1/8

     3rd Quarter . . . . . .               16-3/4                      15

     4th Quarter . . . . . .               15-5/8                      12-1/2


     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future as we use our retained earnings to augment our capital and fund our future growth.

     On July 9, 1999, our Board of Directors declared a 3% stock dividend on our common stock. Our Board will consider the issuance of future stock dividends based upon our future financial performance, capital standing and the market value of our stock.

     As of December 31, 1999, we had 506 shareholders of record.

                 ITEM 6. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                          Year Ended December 31, 1999

                              OVERVIEW AND STRATEGY

     Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. The Company acquired all the capital stock of the Bank in July 1999. The Bank commenced operations in 1997 with the goal of providing first class banking services through a locally headquartered financial institution, offering customers direct access to senior officers and decision makers. We seek to serve individuals, professionals, small businesses, and real estate developers in our Monmouth, Middlesex, and Ocean County, New Jersey, trade area, whom we believe are not adequately served by larger regional and multi-state financial institutions. During 1997, our Board of directors adopted a strategy of preparing the Company for future growth by putting in place the infrastructure necessary to support this growth. Since it commenced operations in 1997, the Company has increased its asset base at a rapid pace. The Company's assets have grown from $34.8 million at December 31, 1997 to $132.8 million at December 31, 1999, a compound annual growth rate of 95.3%. This growth has come both through the Company's success in penetrating its original market in the Freehold, New Jersey area, and through expansion into other market areas in New Jersey. The Company opened its second office in downtown Freehold, New Jersey, in September 1997, its third office in Howell, New Jersey, in November 1998, its fourth office in Matawan, New Jersey in February 1999, and its fifth office in Manalapan, New Jersey in November 1999. In addition, we have contracted for the lease of sites for two new locations, subject to regulatory and land use approvals.

Results of Operations

     Our results of  operations  depend  primarily on our net  interest  income, which is the difference between the sum of interest we earn on our interest-earning assets and loan origination fees and the interest we pay on deposits used to support our interest earning assets. In addition, the Bank earns fee income, primarily through service fees on deposit accounts. Net interest spread is the difference between the weighted average rate earned on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin is a function of the difference between the weighted average rate earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.

Net Income

     For the year ended December 31, 1999, net income increased to $507 thousand or $0.28 net income per share for basic earnings and $0.27 net income per share for diluted earnings, compared to a net loss of $610 thousand or a net loss per share for basic and diluted shares of $0.45 and $0.45, respectively, for the same period in 1998. The increase in net income was primarily due to a $2.1 million, or 100.0% increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses partially offset by higher non-interest expense. The results for the year ended December 31, 1999 were also positively affected by the application of net operating loss carryforwards to reduce the Company's tax liability. The improvement in net income is attributable to the continued rapid growth of the Company.

Net Interest Income

     For the year ended December 31, 1999, the Company recognized net interest income of $4.2 million as compared to $2.1 million for the year ended December 31, 1998. The increase in net interest income for the year ended December 31, 1999, as compared to the year ended December 31, 1998, was largely due to an increase in the average balance of interest earning assets, which increased $43.6 million, or 91.4%, to $91.3 million from $47.7 million. The increase reflects an increase in average loans outstanding of $33.2 million, or 110.1% over the 1998 period. Primarily as a result of the increase in the average balance of interest earning assets, the Company's interest income increased to $6.7 million for the year ended December 31, 1999, from $3.4 million for the year ended December 31, 1998. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $2.7 million, volume related increases in income of $432 thousand in the investment securities portfolio, and volume related increases in income of $173 thousand in Federal funds sold. In addition to the volume related increases, the average yield on our interest earning assets increased to 7.30% for the year ended December 31, 1999 from 7.19% for the prior year.

     Total interest expense increased 80.6% to $2.5 million for the 1999 period from $1.4 million for the 1998 period. This increase in interest expense is primarily related to the increase in the average balance of interest-bearing liabilities, which increased $31.1 million to $63.4 million for the 1999 period compared to $32.3 million for the 1998 period. Volume related increases in interest expense accounted for $1.4 million of increased expense which was partially offset by a decrease of $326 thousand attributable to net rate related decreases. The volume related increases in interest-bearing liabilities and expense rate decreases were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth. These decisions resulted in the reduction in the cost of interest-bearing liabilities to 3.87% for the 1999 period from 4.21% for the 1998 period as the yield on interest-earning assets increased to 7.30% for the 1999 period compared to 7.19% for the prior year.

     The following table reflects, for the periods presented, the components of our net interest income, setting forth: (1) average assets, liabilities, and stockholders' equity, (2) interest income earned on interest-earning assets and interest expenses paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) our net interest spread (i.e., the average yield on interest-earnings assets less the average rate on interest-bearing liabilities) and (5) our yield on interest-earning assets. Rates are computed on a taxable equivalent basis.


                                                                 Year ended December 31,
                                            -----------------------------------------------------------------
                                                       1999                                     1998
                                            -----------------------------------------------------------------
                                    Average           Interest      Average rates     Average      Interest       Average rates
                                    balance        income/expense    earned/paid      balance   income/expense    earned/paid

                                                           (In thousands, except Percentage)
Assets
Interest-earning assets:
    Loans (net of  unearned
    income) (1)                    $   63,427       $    5,191          8.18%       $  30,187    $    2,454          8.13%
Investment securities                  12,383              693          5.60            5,299           323          6.10
Federal funds sold                     15,451              777          5.03           12,209           652          5.34
                                     --------       ----------                       --------    ----------
       Total interest-
       Earning assets                  91,261            6,661          7.30           47,695         3,429          7.19
Non-interest-earning assets             8,690                                           4,946
Allowance for possible
       Loan losses                     (1,094)                                           (559)
                                    ---------                                       ---------
       Total assets                 $  98,857                                       $  52,082
                                    =========                                       =========
Liabilities and
    Stockholders' Equity
Interest-bearing liabilities:
NOW deposits                        $  13,227       $      225          1.70       $    7,851     $     170          2.17
Savings deposits                       34,749            1,441          4.15           19,869           960          4.83
Money market deposits                   2,719               99          3.64            1,520            59          3.88
Time deposits                          12,720              688          5.41            3,055           170          5.56
Borrowed funds                              8                1          5.94              -             -            -
                                    ---------       ----------                     ----------  ------------
       Total interest-
       bearing liabilities             63,423            2,454          3.87           32,295         1,359          4.21
Non-interest bearing
    liabilities:
    Demand deposits                    16,379                                           8,114
    Other liabilities                     734                                             686
                                    ---------                                      ----------
       Total non-interest
       bearing liabilities             17,113                                           8,809
    Stockholders' equity               18,321                                          10,978
                                    ---------                                      ----------
       Total liabilities and
       stockholders' equity         $  98,857                                       $  52,082
                                    =========                                      ==========
Net interest spread (2)                                                 3.43                                         2.98
Net interest margin (3)                                                 4.61                                         4.34
Net interest income                                 $    4,207                                   $    2,070
                                                    ==========                                    =========

(1)  Included in interest income on loans is rate related loan fees    .

(2) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.

(3) The interest rate margin is calculated by dividing net interest income by average interest earning assets.

     The following table presents by category the major factors that contributed to the changes in net interest income for the year ended 1999 as compared to the year ended 1998. Amounts have been computed on a fully tax-equivalent basis.

                                           Year ended December 31, 1999 vs. December 31, 1998
                                                          Increase (decrease)
                                                            due to change in
                                                                     (In thousands)
                                              Average volume          Average rate                   Net
                                              --------------          ------------                   ---
Interest Income
    Taxable loans (net of income)                $    2,702          $         35              $    2,737
    Investment securities                               432                   (62)                    370
    Federal funds sold                                  173                   (48)                    125
                                                 ----------           -----------              ----------
         Total interest income                        3,307                   (75)                  3,232
                                                 ----------           -----------              ----------
Interest expense
    NOW deposits                                        116                   (61)                     55
    Savings deposits                                    719                  (238)                    481
    Money market                                         47                    (7)                     40
    Time deposits                                       538                   (20)                    518
    Borrowed funds                                        1                   -                         1
                                                 ----------           -----------              ----------
         Total interest expense                       1,421                  (326)                  1,095
                                                 ----------           -----------              ----------
         Net interest income                     $    1,886           $       251              $    2,137
                                                 ==========           ===========              ==========

Provision for Loan Losses

     The provision recorded by the Company for the year ended December 31, 1999 was $325 thousand, compared to $664 thousand for the year ended December 31, 1998. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that may be inherent in the existing loan portfolio. Although the Company had no non-performing assets during each of these periods, we established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totalled $1.2 million, or 1.50% of total loans, at December 31, 1999. The decrease in the provision for 1999 reflects management's view of the adequacy of the allowance.

Non-Interest Income

     Non-interest income amounted to $573 thousand for the year ended December 31, 1999, compared to $243 thousand for the year ended December 31, 1998, an increase of $330 thousand, or 135.8%. The increase was attributable to an increase in service fees on deposits of $138 thousand, or 122.1%, and an increase in other fees and commissions of $192 thousand, or 147.7%. The growth in service fees on deposits reflects the growth in transaction account deposits. The growth in other fees and commissions was primarily due to higher related fee income on loans which was attributable to an increase in loan participations and the fees and commissions generated on those transactions.

Non-Interest Expense

     Non-interest expense amounted to $3.9 million for the year ended December 31, 1999, compared to $2.3 million for the year ended December 31, 1998, an increase of $1.6 million, or 74.8%. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other costs generally attributable to the Company's growth. Of this increase, employment costs increased $640 thousand, or 56.7%, and reflected increases in the number of employees from 34 full-time equivalents at December 31, 1998 to 59 full-time equivalents at December 31, 1999. The increase in personnel is attributable to the opening of two new branch offices during 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

     Occupancy expenses increased $317 thousand, or 103.9%, to $622 thousand for the year ended December 31, 1999. The increase was attributable to the opening of new branch offices in November 1998, February 1999, and November 1999, which resulted in increased lease expense and increased maintenance costs in addition to increased depreciation costs associated with new facilities and on purchases of enhanced computer processing equipment.

     Other operating expenses increased $732 thousand, or 88.7% to $1.6 million for the year ended December 31, 1999 from $825 thousand for the year ended December 31, 1998. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services paid to the Company's third party processors amounted to $383 thousand, an increase of $246 thousand; professional and other fees amounted to $292 thousand, an increase of $189 thousand; marketing and advertising costs amounted to $247 thousand, an increase of $144 thousand; stationery, supplies and printing costs amounted to $228 thousand, an increase of $93 thousand; stockholder related costs amounted to $116 thousand, an increase of $91 thousand; and all other expenses amounted to $291 thousand, a decrease of $31 thousand.

     The Company anticipates that the expense of its expanding bank branch office system, combined with increased expenses associated with its expanding lending activities, as well as increased costs associated with our ongoing efforts to penetrate our target markets, will continue to increase non-interest expense in year 2000.

Income Tax Expenses

     The Company did not record an income tax provision for the years ended December 31, 1999 and 1998 because of accumulated net operating losses incurred during prior years. The results for the year ended December 31, 1999 were positively affected by the application of these accumulated net operating loss carry-forwards to reduce the Company's tax liability. In view of the Company's operating loss history and the risks associated with its ability to generate taxable income in the future, management has provided a full valuation allowance on its net deferred tax assets as of December 31, 1999. The Company has no net operating loss carry-forwards remaining for tax return purposes. As we continue to be profitable, our valuation allowance on our deferred tax asset will be reduced. As a result of this reduction, our financial statement income tax expense will be reduced by approximately $1.1 million.

Financial Condition

     At December 31, 1999, our total assets were $132.8 million, an increase of $50.0 million, or 60.5% over total 1998 year end assets of $82.8 million. At December 31, 1999, our net loans were $81.4 million, an increase of $36.7 million, or 82.0% from the $44.7 million reported at December 31, 1998. Investment securities increased to $20.7 million at December 31, 1999, from $6.0 million at December 31, 1998. Federal funds sold decreased to $20.3 million at December 31, 1999, from $26.0 million at December 31, 1998, a decrease of $5.7 million or 21.9%.

Loan Portfolio

     At December 31, 1999 our total loans were $82.6 million, an increase of $37.0 million, or 81.1%, over our total loans of $45.6 million at December 31, 1998. Our loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction, and consumer loans.

     Our loans are primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Countries, New Jersey. We have not made loans to borrowers outside of the United States. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Bank mergers have also contributed to our efforts to attract borrowers.

     The following table sets forth the classification of our loans by major category at December 31, 1999, and 1998.

                                                                               December 31,
                                                                 -------------------------------------
                                                                 1999                             1998
                                                                 ----                             ----

                                                       Amount          Percent           Amount          Percent
                                                       ------          -------           ------          -------
                                                                     (In thousands, except for
percentages)
Commercial and industrial                           $  15,137            18.3%        $    8,514            18.7%
Real estate - non-residential properties               38,814            47.0             19,413            42.5
Residential properties                                  7,254             8.8              6,914            15.2
Construction                                            8,895            10.7              3,582             7.9
Consumer                                               12,476            15.1              6,376            14.0
Other                                                      56             0.1                803             1.7
                                                    ---------         -------          ---------        --------
     Total loans                                    $  82,632           100.0%         $  45,629           100.0%
                                                     ========           =====          =========           =====

     The following table sets forth the aggregate maturities of loans in specified categories and the amount of such loans which have fixed and variable rates at December 31, 1999.

                                                     Within 1          1 to 5           After 5
                                                        year           years             years
                                                   --------------  -------------     ---------
    Total

Commercial and industrial                           $  11,378      $    3,380        $       379       $  15,137

Construction loans                                      7,679           1,216                  -           8,895
                                                    ---------       ---------        -----------       ---------

     Total                                          $  19,057      $    4,596        $       379       $  24,032
                                                     ========       =========         ==========        ========

Fixed rate loans                                                                                      $    5,441
Variable rate loans                                                                                       18,591
                                                                                                        --------

     Total                                                                                             $  24,032
                                                                                                        ========

Asset Quality

Our loans are our principal earning assets. Inherent in the lending function is the risk of the borrower's inability to repay its loan under its existing terms. Risk elements in a loan portfolio include non-accrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned, acquired through foreclosure or a deed in lieu of foreclosure.

     Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. At December 31, 1999, we had no loans past due 30 days. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

     At December 31, 1999, we had no non-performing assets. We maintain a risk rating system for grading all non-consumer credit facilities. The purpose of the system is to detect changes in loan quality for individual credits and for homogenous pools of loans in the portfolio. All such credits are assigned a numerical rating in accordance with criteria established in eight categories ranging from #1-Excellent to #8-Loss. Definitions for categories #5-Special Mention Loans, #6-Substandard, #7-Doubtful, and #8-Loss are consistent with those established by federal regulatory agencies. The initial rating is assigned at inception and reviewed annually when financial statements are received and at other times when deterioration in a relationship is detected. An independent loan review function will test these ratings in its normal course and resolve any rating differences. Any loan, including unrated consumer credits, may be assigned to a watch list of credits, identified by management as credits warranting special attention for a variety of reasons which might bear on ultimate collectibility.

     In addition to our internal rating system, our federal regulators provide for the classification of certain loans into substandard, doubtful or loss categories. A loan is classified as substandard when it is inadequately protected by the current value and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

     A loan is classified doubtful when it has all the weaknesses inherent in one classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable.

     A loan is classified as loss when it is considered uncollectible and of such little value that the asset's continuance as an asset on the balance sheet is not warranted.

     As of December 31, 1999, no loans were classified as substandard, doubtful, or loss.

Allowance for Loan Losses

     We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside, independent loan review auditors, our Directors Loan Committee, and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

     Our allowance for possible loan losses totaled $1.2 million at December 31, 1999, or 1.50% of total loans outstanding. We had no non-performing loans or loans past due 30 days or more at December 31, 1999.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated.

                                                                                     Year ended December 31,
                                                                                     -----------------------

                                                                              1999                        1998
                                                                              ----                        ----

                                                                                (In thousands, except percentages)
Balance at beginning of period                                             $       914               $       250
Charge-offs-consumer                                                                (2)                      -
Provision charged to expense                                                       325                       664
                                                                            ----------                ----------
Balance of allowance at end of period                                       $    1,237               $       914
                                                                            ==========                ==========
Ratio of net charge-offs to average
         loans outstanding                                                        0.00%                      N/A
                                                                               =======                   =======
Balance of allowance at period-end as
        a % of loans at period end                                                1.50%                     2.00%
                                                                               =======                   =======

     The following table sets forth, for each of the Bank's major lending areas, the amount and percentage of the Bank's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated.

                                                            December   31,
                                                            --------------
                                                   1999                               1998
                                                  ----                               ----
                                     Allocation        % of     % of all     Allocation        % of
                                                                                                       % of all
                                       amount     allowance       loans       amount      allowance      loans
                                     ----------   ---------    -----------  ----------    ---------   ---------

                                                              (In Thousands, Except Percentages)
     Balance applicable to:
       Commercial and industrial   $      185        15.0%         18.3%   $       96         10.5%        18.7%
       Real estate non-residential
         properties                       628        50.8          47.0           309         33.8         42.5
       Residential properties              36         2.9           8.8            35          3.8         15.2
       Construction                       178        14.4          10.7            72          7.9          7.9
       Consumer                           113         9.1          15.1            55          6.0         14.0
       Other                               14         1.1           0.1            16          1.8          1.7
                                  -----------     -------       -------      --------        -----      -------
       Subtotal                         1,154        93.3          100%           583         63.8         100%
       Unallocated reserves                83         6.7          -              331         36.2          -
                                  -----------     -------       -------      --------        -----      -------
         Total                     $    1,237        100%          100 %    $     914          100%        100 %
                                    =========      =====         ======      ========        =====       ======

Investment Securities

     We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of U.S. Treasury Securities, obligations of U.S. Government and agencies, government sponsored entities, and a limited amount of corporate debt securities.

     We follow Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, securities are classified as securities held to maturity based on management's intent and our ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements. The Bank has no trading securities.

     Management determines the appropriate classification at the time of purchase. At December 31, 1999 the Company classified $11.2 million, or 54.4%, of its investment portfolio as held-to-maturity based on management's intent and the Company's ability to hold them to maturity. These securities are stated at cost, adjusted for unamortized purchase premiums and discounts. As of December 31, 1999 the net unrealized losses on these securities was $152 thousand. Securities with a cost of $12.3 million were purchased for the held-to-maturity account during 1999.

    At December 31, 1999, the Company classified $9.4 million, or 45.6%, of its investment portfolio as available-for-sale. These available-for-sale securities had a cost basis of $9.4 million. The fair value adjustment at December 31, 1999 required the Company to decrease the carrying value of these investment securities by $19 thousand, increase the deferred tax benefit by $8 thousand, and decrease stockholders' equity by $11 thousand. Securities with a cost of $9.4 million were purchased for the available-for-sale accounting during 1999.

     Investment securities at December 31, 1999 were $20.7 million, an increase of $14.7 million, or 243% over investment securities of $6.0 million at December 31, 1998. This increase is attributable to the continued growth of the Company and the reduction of lower yielding Federal funds sold balances as the Company purchased higher yielding investment securities and increased its loan portfolio.

     The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities are as follows (in thousands):

                                                                           December  31, 1999
                                                                           ------------------

                                                                          Gross          Gross
                                                        Amortized      unrealized      unrealized       Fair
                                                           cost           gains          losses         value
                                                       -----------------------------------------------------------
       Investment securities available-for-sale
   U.S. Government and agency securities                 $  9,418         $     --       $    (19)     $  9,399
   Corporate debt securities and other                         25               --             --            25
                                                         --------         --------       --------      --------
                                                         $  9,443         $     --       $    (19)     $  9,424
                                                         ========         ========       ========      ========

Investment securities held-to-maturity
   U.S. Government and agency securities                 $ 10,745         $     --       $   (152)     $ 10,593
   Corporate debt securities and other                        500               --             --           500
                                                         --------         --------       --------      --------
                                                         $ 11,245         $     --       $   (152)     $ 11,093
                                                         ========         ========       ========      ========

                                                                         December 31, 1998
                                                                         -----------------
                                                                     Gross          Gross
                                                    Amortized      unrealized     unrealized       Fair
                                                      cost           gains          losses         value
                                                    -----------------------------------------------------------
       Investment securities held-to-maturity
U.S. Government and agency securities              $ 5,500         $    --          $   (21)         $ 5,479
Corporate debt securities and other                    525              --               --              525
                                                   -------         -------          -------          -------
                                                   $ 6,025         $    --          $   (21)         $ 6,004
                                                   =======         =======          =======          =======


    The amortized cost and fair value of the Company's investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                        Available-for-sale               Held-to-maturity
                                                    Amortized          Fair          Amortized          Fair
                                                      cost             value           cost             value
                                                   -------------------------------------------------------------
Due in one year or less                             $ 3,927          $ 3,921          $   750          $   749
Due after one year through five years                 5,491            5,478            9,995            9,844
Due after five years through ten years                   --               --              500              500
Due after ten years                                      25               25               --               --
                                                    -------          -------          -------          -------
                                                    $ 9,443          $ 9,424          $11,245          $11,093
                                                    =======          =======          =======          =======

Deposits

     Deposits are our primary source of funds. Our total deposits at December 31, 1999, were $114.0 million, an increase of $49.0 million, or 75.3% over total deposits of $65.0 million at December 31, 1998. The growth in deposits during this period was primarily due to the expansion and maturation of the Company's branch system, as well as a significant increase in the amount of time deposits reflecting both promotional activities at our new Manalapan branch and our decision to competitively seek municipal deposits at December 31, 1999. Time deposits represented 7.6% of our total deposits last year and they increased to 27.3% of our total deposits at December 31, 1999.

     We seek to emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. During our startup phase, we emphasized the origination of savings deposits, which equaled $43.5 million at December 31, 1999, by offering rates higher than our peer group institutions. As we have established ourselves within our trade area, we have reduced our rates to more closely match the market, resulting in our total cost of deposits declining to 3.08% for 1999 from 3.36% for 1998. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate amount paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. As of December 31, 1999, we have no foreign deposits, nor are there any material concentrations of deposits, and we have not used brokers to acquire deposits.

     The following table sets forth the average amounts of various types of deposits at the periods indicated.




                                                                          Year ended December 31,
                                                              --------------------------------------------
                                                               1999                                 1998
                                                               ----                                 ----
                                                     Average          Average            Average         Average
                                                     Balance            Cost             Balance           Cost
                                                    ------------------------------------------------------------
                                                               (In Thousands, Except for Percentages)
     Non-interest-bearing demand                   $  16,379              - %          $    8,114            -  %
     Interest-bearing demand (NOW)                    13,227           1.70                 7,851         2.17
     Savings deposit                                  34,749           4.15                19,869         4.83
     Money Market Deposits                             2,719           3.64                 1,520         3.88
     Time deposits                                    12,720           5.41                 3,055         5.56
                                                    --------                            ---------
         Total                                     $  79,794           3.08%            $  40,409         3.36%
                                                    ========                             ========

     The following table summarizes the maturity distribution of certificates of deposits as of December 31, 1999.

                                                                     Year ended December 31, 1999
                                                          --------------------------------------------------
                                                              Time CD's                     Time CD's
                                                         $100,000 and over               under $100,000
                                                     Amount         Percent       Amount      Percent
                                                    -----------------------------------------------------------
                                                              (In Thousands, Except for Percentages)

Due in 90 days or less                              $ 6,492          56.4%       $ 1,083        5.5%
Due between 91 days and 180 days                        798           6.9          2,436       12.5
Due between 181 days and one year                     3,216          28.0          7,317       37.4
Due after one year                                    1,003           8.7          8,738       44.6
                                                    -------         -----        -------      -----
    Total certificates of deposit                   $11,509         100.0%       $19,574      100.0%
                                                    =======         =====        =======      =====

Interest Rate Risk Management

     Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. Our net income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Company seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

     One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. We have instituted policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities. In addition, we annually review the interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

     To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of our interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. We employ computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

     At December 31, 1999, we maintained a one year positive cumulative gap of 12.6% of total assets, or $16.7 million, which was within Board approved guidelines.

                                                      Interest Sensitivity Gap at December 31, 1999
                                                -------------------------------------------------------
                                                             Mature or repricing in  (1)
                                                   -------------------------------------------
                                       3 months      3 through    1 through       Over      Non-interest
                                        or less      12 months     3 Years       3 Years       bearing    Total
                                      --------------------------------------------------------------------------
     Assets
        Federal funds sold            $  20,275$            -   $       -   $       -    $        -    $ 20,275
        Investment securities
             available-for-sale             501         3,420       5,478          25             -       9,424
        Investment securities
             held-to-maturity                 -           750       9,995         500             -      11,245
        Loans                            28,151        15,334      17,065      22,217             -      82,767
        Valuation reserves (2)                -             -           -           -        (1,372)     (1,372)
        Non-interest earning
             assets                           -             -           -           -        10,472      10,472
                                       --------      --------    --------    --------      --------    ---------
             Total assets             $  48,927     $  19,504   $  32,538   $  22,742      $  9,100    $132,811
                                       ========      ========    ========    ========      ========    =========
     Liabilities and
             Stockholders' Equity
        NOW accounts                  $   4,944     $       -   $  11,546   $       -      $      -    $  16,490
        Money market accounts             1,230             -       1,903           -             -        3,133
        Savings deposits                 24,215             -      16,144           -             -       40,359
        CD's $100,000 and over            6,492         4,014       1,003           -             -       11,509
        CD's under $100,000               1,083         9,753       8,656          82             -       19,574
        Non-interest bearing
             Deposits                         -             -           -           -        22,963       22,963
        Other liabilities                     -             -           -           -           557          557
        Stockholders' equity                  -             -           -           -        18,226       18,226
                                      ---------     ---------   ---------   ---------      --------    ---------
             Total liabilities
               and stockholders'
               equity                 $  37,964     $  13,767   $  39,252   $      82      $ 41,746    $ 132,811
                                      =========     =========   =========   =========      ========    =========
     Interest rate sensitivity gap    $  10,963     $   5,737   $  (6,714)  $  22,660        $(32,646)
     Cumulative Gap                   $  10,963     $  16,700   $   9,986   $   2,646
     Cumulative Gap to total assets       8.25%         12.57%       7.52%      24.58%

     (1) The following are the assumptions that were used to prepare the Gap analysis:
         a. Investment securities are included at carrying value in the period in which they mature.
         b. Loans are spread through the maturity buckets based on the earlier of their actual maturity date or the date of their first potential rate adjustment.
         c. Non-maturing NOW accounts, Money market accounts and Savings deposits typically changes rates more slowly than maturing balances. The rate change speed of these accounts compared to the economic rate change, has been adjusted based upon the Company's experience.

         d. Certificates of deposits are spread through the maturity buckets based on their actual maturity date.

     (2) Valuation reserves include allowance for loan losses and deferred loan fees.

Liquidity

     Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of liquidity are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, access to purchased funds, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

     Liquid assets (consisting of cash, federal funds sold and investment securities classified as available-for-sale) comprised 26.1% and 34.5% of the Company's total assets at December 31, 1999 and 1998, respectively.

     We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available-for-sale, and to purchase federal funds as alternative sources of liquidity. We have established a credit line with another bank to purchase up to $4.0 million in federal funds. As of December 31, 1999, we have no purchased funds.

     Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

Capital

     A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stock and qualifying preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

     In addition to the risk-based guidelines, the federal regulators require that a financial institution which meets the regulators' highest performance and operation standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by 100 to 200 basis points. Minimum leverage ratios for the Bank are evaluated through the ongoing regulatory examination process.

     The following table summarizes our risk-based and leverage ratios at December 31, 1999, as well as the required minimum regulatory capital ratios.

                                                                                                 To be well
                                                                                              capitalized under
                                                                                             prompt corrective
                                                   Actual            adequacy purposes       action provisions
                                             ---------------------------------------------------------------------
                                             Amount      Ratio         Amount    Ratio        Amount        Ratio
                                             ------      -----         ------    -----        ------        -----
As of December 31, 1999
        Total capital (to risk-
           weighted assets)               $  19,362      21.54%   $    7,189    =>8.00%    $    8,986      =>10.00%
        Tier I capital (to risk-
           weighted assets)                  18,237      20.29%        3,595    =>4.00%         5,393      => 6.00%
        Tier I capital (to average
           assets)                           18,237      15.28%        3,580    =>3.00%         5,967      => 5.00%

                                       20

     In addition to the capital adequacy requirements of the FDIC set forth above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting our charter, we are required to maintain a ratio of equity capital to total assets of at least 10% for our first five (5) years of operations, unless the Commissioner consents to a lower ratio. As of December 31, 1999 and December 31, 1998, the Bank's ratio of equity capital to total assets was 21.01% and 32.74%, respectively.

Impact of Inflation and Changing Prices

     Our financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recently Issued Accounting Standards

Accounting For Derivative Instruments and Hedging Activity

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivatives instruments in use by the Company at that time.


                         ITEM 7. -- FINANCIAL STATEMENTS


     The information require by this item is filed herewith.


                       ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(A)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Bank's 1999 Annual Meeting under the captions "PROPOSAL 1. -- ELECTION OF DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

     The following table sets forth certain information about each executive officer of the company who is not also a director.

                                                       Principal occupation
     Name, age and position       Officer since       during past five
     ----------------------       -------------      ----------------
     Robert Babin, 47                1999          Chief Information Officer of
     Senior Vice President and                     the Bank; formerly Vice
     Chief Information Officer                     President Information
                                                   Technology at Lockport
                                                   Savings Bank and Amboy
                                                   National Bank

     Michael Bis, 51                 1999          Chief Financial Officer of
     Vice President and                            the Bank; formerly Controller
     Chief Financial Officer                       of Carnegie Bank N.A.


                    ITEM 10. -- EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Bank's 2000 Annual Meeting under the captions "PROPOSAL 1 -- EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.


                    ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Bank's 2000 Annual Meeting under the caption "PROPOSAL 1 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.


                    ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Bank's 2000 Annual Meeting under the caption "PROPOSAL 1 -- INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2000.

                    ITEM 13. -- EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit number                            Description of Exhibits
     --------------                         --------------------------------
             21                             Subsidiaries of the Registrant
             23                             Consent of Grant Thornton LLP
             27                             Financial data schedule

     (b)  Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 COMMUNITY BANCORP OF NEW JERSEY

                                               By:/s/ Robert D.O'Donnell
                                                  ----------------------
                                                  Robert D. O'Donnell
                                                  President and Chief Executive
     Dated: March 27, 2000                        Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                              TITLE                                 DATE
     ----                              -----                                 ----
/s/ Robert D. O'Donnell
--------------------------
    Robert D. O'Donnell             President and Chief Executive
                                    Officer                            March 27, 2000

/s/ Michael Bis
--------------------------
    Michael Bis                     Chief Financial Officer            March 27, 2000

/s/ Howard Schoor
--------------------------
    Howard Schoor                   Chairman of the Board              March 27, 2000

/s/ Eli Kramer
--------------------------
    Eli Kramer                      Vice Chairman of the Board         March 27, 2000

/s/ Charles P. Kaempffer
-----------------------------
    Charles P. Kaempffer, CPA       Vice Chairman of the Board         March 27, 2000

/s/ Morris Kaplan
--------------------------
    Morris Kaplan                   Director                           March 27, 2000

/s/ Robert M. Kaye
--------------------------
    Robert M. Kaye                  Director                           March 27, 2000

/s/ William J. Mehr
--------------------------
    William J. Mehr, Esq.           Director                           March 27, 2000

/s/ Arnold Silverman
--------------------------
    Arnold Silverman                Director                           March 27, 2000

/s/ Lewis Wetstein
--------------------------
    Lewis Wetstein, M.D.            Director                           March 27, 2000

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Community Bancorp of New Jersey

         We have audited the consolidated balance sheets of Community Bancorp of New Jersey (formerly, the Community Bank of New Jersey) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp of New Jersey as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.






Philadelphia, Pennsylvania
January 14, 2000

                                           COMMUNITY BANCORP OF NEW JERSEY

                                             Consolidated Balance Sheets

                                        (In thousands, except per share data)

                                                     December 31,

           ASSETS                                                                      1999             1998
                                                                                   ------------     ------------
    Cash and due from banks                                                            $  4,991        $   2,541
    Federal funds sold                                                                   20,275           26,025
                                                                                       --------         --------
                  Total cash and cash equivalents                                        25,266           28,566
    Investment securities available for sale                                              9,424                -
    Investment securities held-to-maturity (fair value of
       $11,093 and $6,004 at December 31, 1999 and
       1998, respectively)                                                               11,245            6,025
    Loans receivable                                                                     82,632           45,629
    Less allowance for loan losses                                                       (1,237)            (914)
                                                                                       --------        ---------
           Net loans receivable                                                          81,395           44,715
    Premises and equipment, net                                                           4,631            3,068
    Accrued interest receivable                                                             643              224
    Other assets                                                                            207              153
                                                                                       --------        ---------
           Total assets                                                                $132,811        $  82,751
                                                                                       ========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Deposits
       Non-interest bearing - demand                                                   $ 22,963        $  13,530
       Interest bearing - NOW                                                            16,490           14,397
       Savings and money market                                                          43,492           32,138
       Certificates of deposit, under $100,000                                           19,574            3,511
       Certificates of deposit, $100,000 and over                                        11,509            1,463
                                                                                       --------        ---------
           Total deposits                                                               114,028           65,039
    Accrued interest payable                                                                292              114
    Other liabilities                                                                       265              209
                                                                                       --------        ---------

           Total liabilities                                                            114,585           65,362
                                                                                       --------        ---------
STOCKHOLDERS' EQUITY
    Common stock -  authorized,  5,000,000  shares of no par  value;  issued and outstanding, net of treasury shares, 1,827,766 and
       1,730,917 shares at December 1999 and 1998, respectively                          20,523           18,994
    Accumulated deficit                                                                  (1,923)          (1,605)
    Accumulated other comprehensive income (loss)                                           (11)               -
    Treasury stock, 22,357 shares, at cost                                                 (363)               -
                                                                                       ---------       ---------
           Total stockholders' equity                                                    18,226           17,389
                                                                                       ---------       ---------
           Total liabilities and stockholders' equity                                  $132,811        $  82,751
                                                                                       =========       =========

The accompanying notes are an integral part of these statements.

                                           COMMUNITY BANCORP OF NEW JERSEY

                                        Consolidated Statements of Operations

                                               Years ended December 31,

                                        (In thousands, except per share data)



                                                                         1999            1998
                                                                      ----------     -----------
INTEREST INCOME
    Loans, including fees                                              $ 5,191         $ 2,454
    Federal funds sold                                                     777             652
    Investment securities                                                  693             323
                                                                       -------         -------

           Total interest income                                         6,661           3,429

INTEREST EXPENSE
    Deposits                                                             2,453           1,359
    Short-term borrowings                                                    1              --
                                                                       -------         -------

           Total interest expense                                        2,454           1,359

           Net interest income                                           4,207           2,070

PROVISION FOR LOAN LOSSES                                                  325             664
                                                                       -------         -------

           Net interest income after provision for loan losses           3,882           1,406
                                                                       -------         -------

NON-INTEREST INCOME
    Service fees on deposit accounts                                       251             113
    Other income                                                           322             130
                                                                       -------         -------

           Total non-interest income                                       573             243
                                                                       -------         -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                       1,769           1,129
    Occupancy expense                                                      622             305
    Other operating expenses                                             1,557             825
                                                                       -------         -------

           Total non-interest expense                                    3,948           2,259
                                                                       -------         -------

           Net income (loss)                                           $   507         $  (610)
                                                                       =======         =======

Per share data
    Net income (loss) - basic                                          $  0.28         $ (0.45)
                                                                       =======         =======
    Net income (loss) - diluted                                        $  0.27         $ (0.45)
                                                                       =======         =======

The accompanying notes are an integral part of these statements.


                                              COMMUNITY BANCORP OF NEW JERSEY

                                 Consolidated Statement of Changes in Stockholders' Equity

                                          Years ended December 31, 1999 and 1998

                                           (In thousands, except per share data)

                                                                          Accumulated
                                                            Additional      other
                                                 Common     paid-in     Comprehensive  Treasury  Accumulated Comprehensive
                                                 stock      capital     income (loss)   stock     deficit       income      Total
                                                 -----      -------     -------------   -----     -------       ------      -----
Balance at January 1, 1998,
    as previously reported                       $  6,454    $  5,930    $     -     $       -    $   (995)                $ 11,389
    Stock conversion                                5,930      (5,930)         -             -           -                        -
                                                 --------    --------    -------     ---------    ----------               --------
Balance at January 1, 1998, as restated            12,384           -          -             -        (995)                  11,389
    Issuance of common stock,
       net of offering expenses                     6,610           -          -             -           -                    6,610
    Net loss                                            -           -          -             -        (610)    $    (610)      (610)
    Accumulated other comprehensive
       income (loss), net of reclassification
       adjustments and taxes                            -           -          -             -           -             -          -
                                                                                                               ---------   --------
    Total comprehensive income                          -           -          -             -           -     $    (610)
                                                 --------    --------    -------     ---------    -----------  =========
Balance at December 31, 1998                       18,994           -          -             -      (1,605)                  17,389
    Issuance of common stock, net
       of offering expenses                         1,014           -          -             -           -                    1,014
    3% stock dividend (53,206 shares)                 825           -          -             -         (825)                      -
    Purchase and retirement of stock options         (310)          -          -             -            -                    (310)
    Purchase of treasury stock (22,416 shares)          -           -          -          (364)           -                    (364)
    Stock award to employees (59 shares)                -           -          -             1            -                       1
    Net income                                          -           -          -             -          507    $     507        507
    Accumulated other comprehensive
       income (loss), net of reclassification
       adjustments and taxes                            -           -        (11)            -            -          (11)       (11)
                                                                                                               ---------   --------
    Total comprehensive income                          -           -          -             -            -    $     496
                                                 --------    --------    -------     ---------    -----------  =========
Balance at  December 31, 1999                    $ 20,523    $      -    $   (11)    $  (363)     $ (1,923)                $ 18,226
                                                 ========    ========    =======     =========    =========                ========


        The  accompanying  notes are an  integral  part of this statement.

                                           COMMUNITY BANCORP OF NEW JERSEY

                                        Consolidated Statements of Cash Flows

                                               Year ended December 31,

                                                    (In thousands)


                                                                                1999              1998
                                                                            ------------      ------------
OPERATING ACTIVITIES
    Net income (loss)                                                       $    507           $   (610)
    Adjustments to reconcile net loss to net cash provided by
          operating activities
       Depreciation and amortization                                             354                206
       Provision for loan losses                                                 325                664
       Accretion of investment discount                                           (6)                --
       Amortization of investment premium                                          6                 --
       Increase in accrued interest receivable                                  (419)               (95)
       (Increase) decrease in other assets                                       (45)                 2
       Increase in accrued interest payable                                      178                 93
       Increase in other liabilities                                              56                 97
                                                                            --------           --------
              Net cash provided by operating activities                          956                357
                                                                            --------           --------
INVESTING ACTIVITIES
    Purchases of investment securities held
       to maturity                                                           (12,302)           (10,000)
    Purchase of investment securities available-for-sale                      (9,416)                --
    Net increase in loans receivable                                         (37,005)           (30,396)
    Proceeds from maturities and calls of
       investment securities                                                   7,055             12,499
    Purchases of premises and equipment                                       (1,917)            (1,358)
                                                                            --------           --------
              Net cash used in investing activities                          (53,585)           (29,255)
                                                                            --------           --------
FINANCING ACTIVITIES
    Net proceeds from common stock issued                                      1,014              6,610
    Purchase of common stock for treasury                                       (364)                --
    Purchase of options for retirement                                          (310)                --
    Net increase in demand deposits and
       savings accounts                                                       22,880             38,131
    Net increase in certificates of deposits                                  26,109              3,647
                                                                            --------           --------
              Net cash provided by financing activities                       49,329             48,388
                                                                            --------           --------
              Net (decrease) increase in cash and cash equivalents            (3,300)            19,490
Cash and cash equivalents, beginning of period                                28,566              9,076
                                                                            --------           --------
Cash and cash equivalents, end of period                                    $ 25,266           $ 28,566
                                                                            ========           ========

Supplemental disclosures of cash flow information
    Cash paid for interest                                                  $  2,632           $  1,266
                                                                            ========           ========
    Cash paid for income taxes                                              $     --           $      1
                                                                            ========           ========


The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


NOTE A - ORGANIZATION

    On July 1, 1999, after obtaining the appropriate stockholder and regulatory approval, Community Bancorp of New Jersey (the Company) was formed to operate as a bank holding company. Concurrent with its formation, the Company issued one share of its common stock in exchange for one share of common stock of The Community Bank of New Jersey (the Bank). These financial statements have been retroactively adjusted to reflect this conversion.

    The Bank is a New Jersey state-chartered banking institution. The Bank filed an application for a commercial company charter with the New Jersey State Commissioner of Banking and Insurance (the Charter Application) on June 14, 1996, to charter the Bank as a New Jersey commercial bank. The Charter Application was conditionally approved on December 6, 1996. On July 11, 1996, the organizers filed an application for federal insurance with the Federal Deposit Insurance Corporation (FDIC). The application was approved by the FDIC on March 21, 1997. The Bank commenced operations on May 15, 1997.

    The Bank provides banking services to small and medium-sized businesses, professionals, and individual consumers in the area of central New Jersey. Additionally, the Company competes with other banking and financial institutions in its market communities, including financial institutions with resources substantially greater than its own. Commercial banks, credit unions, and money market funds actively compete for savings and time deposits and for similar types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Company with respect to one or more of the services it provides.

    The Company and Bank are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Company's and Bank's businesses are susceptible to being affected by state and federal legislation and regulations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Financial Statement Presentation

    The accounting and reporting policies of the Company conform with generally accepted accounting principles and predominant practices within the banking industry. The financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All intercompany balances and transactions have been eliminated in the financial statements.

    In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ from those estimates.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The estimate and the evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, management has determined the Company operates in one business segment, community banking.

    2.  Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold with maturities of three months or less.

    3.  Investment Securities

    The Company accounts for its investment securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires, among other things, that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available-for-sale portfolio to market, could cause fluctuations in the level of undivided profits and equity-related financial ratios as market interest rates cause the fair value of fixed-rate securities to fluctuate. The Company had no securities classified as available-for-sale at December 31, 1998.

    Investment and mortgage-backed securities, which the Company has the ability and intent to hold to maturity, are held for investment purposes and carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner which approximates the interest method. At the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity based upon an evaluation of the probability of the occurrence of future events. Gains or losses on the sales of securities available for sale are recognized upon realization utilizing the specific identification method.

    In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivatives instruments in use by the Company at that time.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Loans Receivable and Allowance for Loan Losses

    Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The Company had no non-accrual loans as of December 31, 1999 or 1998.

    The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had no loans that would be defined as impaired at December 31, 1999 or 1998.

    5.  Accounting   for  Transfers  and  Servicing  of  Financial   Assets  and
        Extinguishments of Liabilities

    The Company accounts for its transfers and servicing financial assets in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This standard provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishments of liabilities.



                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6.  Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operations on a straight-line basis over the estimated useful lives of the assets.

    7.  Income Taxes

    Under the liability method specified by SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates, which will be in effect when these differences reverse. The primary temporary differences are organizational and start-up costs and net operating loss carryforwards.

    8.  Earnings Per Share

    The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.

    9.  Advertising Costs

    The Company expenses advertising costs as incurred.

    10.  Comprehensive Income

    The Company adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. This standard requires entities presenting a complete set of financial statements to include details of comprehensive income or loss. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The Company did not have any components of comprehensive income at or during the year ended December 31, 1998.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The income tax effects allocated to comprehensive income (loss) at December 31, are as follows (in thousands):

                                                                               1999
                                                                               ----
                                                              Before            Tax              Net
                                                                tax         (expense)          of tax
                                                             amount           benefit          amount
                                                           ----------       -----------       --------
      Unrealized gains (losses) on securities
   Unrealized holding losses arising during period          $   (19)          $    8          $   (11)

Less reclassification
   Adjustment for loss realized in net income                    --               --               --
                                                            -------           ------          -------

Other comprehensive income (loss), net                      $   (19)          $    8          $   (11)
                                                            =======           ======          =======

    11.  Reclassification

    Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTE C - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and fair value of the Company's investment securities are as follows (in thousands):

                                                                         December 31, 1999
                                                      -------------------------------------------------------
                                                                      Gross             Gross
                                                    Amortized       unrealized        unrealized           Fair
                                                      cost            gains             losses             value
                                                      ----            -----             ------             -----
       Investment securities available-for-sale
   U.S. Government and agency securities          $  9,418          $     --           $    (19)          $  9,399
   Corporate debt securities and other                  25                --                 --                 25
                                                  --------          --------           --------           --------

                                                  $  9,443          $     --           $    (19)          $  9,424
                                                  ========          ========           ========           ========

Investment securities held-to-maturity
   U.S. Government and agency securities          $ 10,745          $     --           $   (152)          $ 10,593
   Corporate debt securities and other                 500                --                 --                500
                                                  --------          --------           --------           --------

                                                  $ 11,245          $     --           $   (152)          $ 11,093
                                                  ========          ========           ========           ========

                                                     (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE C - INVESTMENT SECURITIES - Continued

                                                                         December 31, 1998
                                                     -------------------------------------------------------

                                                                         Gross           Gross
                                                         Amortized     unrealized     unrealized          Fair
                                                           cost          gains          losses           value
                                                           ----          -----          ------           -----
       Investment securities held-to-maturity
          U.S. Government and agency securities      $     5,500  $          -     $         (21)      $     5,479
          Corporate debt securities and other                525             -               -                 525
                                                     -----------   -------------  --------------       -----------
                                                     $     6,025  $          -     $         (21)      $     6,004
                                                      ==========   =============    ============        ==========

    The amortized cost and fair value of the Company's investment securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                          Available-for-sale              Held-to-maturity
                                                          ------------------              ----------------
                                                         Amortized         Fair          Amortized        Fair
                                                           cost           value            cost           value
                                                     ---------------  -------------  --------------- ----------
       Due in one year or less                        $    3,927      $    3,921     $       750     $       749
       Due after one year through five years               5,491           5,478           9,995           9,844
       Due after five years through ten years                -               -               500             500
       Due after ten years                                    25              25             -               -
                                                     -----------     -----------    ------------    ----------
                                                      $    9,443      $    9,424       $  11,245       $  11,093
                                                       =========       =========        ========        ========

    A portion of the Company's U.S. Government and agency securities, totalling approximately $1,300,000 and $500,000 at December 31, 1999 and 1998,
    respectively, was pledged as collateral to secure deposits as required or permitted by law.

NOTE D - LOANS RECEIVABLE

    Major loan classifications at December 31 are as follows (in thousands):

                                                                                         1999              1998
                                                                                     ------------      ------------
       Consumer loans                                                                 $  12,479       $    6,376
       Residential mortgages                                                              7,268            6,956
       Commercial and industrial loans                                                   15,197            8,532
       Construction loans                                                                 8,895            3,582
       Commercial mortgages                                                              38,872           19,454
       Other          56                                                                    803
             -----------                                                             ----------
                                                                                         82,767           45,703
       Less
          Unearned discounts and deferred loan fees                                        (135)             (74)
          Allowance for loan losses                                                      (1,237)            (914)
                                                                                      ---------       ----------
                                                                                      $  81,395        $  44,715
                                                                                       ========         ========

                                                     (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE D - LOANS RECEIVABLE - Continued

    The Company had no non-accrual loans or loans that would be defined as impaired at December 31, 1999 or 1998.

    The Company defines non-performing assets to include loans past due 90 days or more, impaired loans and other real estate owned. The Company had no non-performing assets at December 31, 1999 or 1998. There were no loans to directors, officers, or employees at or during the periods ended December 31, 1999 or 1998.

    Changes in the allowance for loan losses is as follows (in thousands):

                                         1999              1998
                                         ----              ----

Balance, beginning of year             $   914           $   250
Provision charged to expenses              325               664
Loans charged-off                           (2)               --
                                       -------           -------

Balance, end of period                 $ 1,237           $   914
                                       =======           =======

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment at December 31 are as follows (in thousands):

                                              Estimated
                                             useful lives           1999              1998
                                          ------------------    ------------      ------------

Land                                          Indefinite             $   443           $   176
Buildings and leasehold improvements          10 - 39 years            3,306             1,846
Furniture, fixtures and equipment                   5 years              782               460
Computer equipment and software                 3 - 5 years              741               452
Construction in progress                                 --                6               427
                                                                     -------           -------
                                                                       5,278             3,361
Less accumulated depreciation and
    amortization                                                        (647)             (293)
                                                                     -------           -------

                                                                     $ 4,631           $ 3,068
                                                                     =======           =======

    Depreciation   and   amortization   charged  to   operations   amounted   to
    approximately $354,000 and $206,000 for year ended December 31, 1999 and 1998, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998

NOTE F - DEPOSITS

    At December 31, 1999, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

      2000                                                          $  21,342
      2001                                                              9,659
      2002                                                                -
      2003                                                                 82
                                                                  -----------
                                                                    $  31,083

    Interest expense on deposits is as follows (in thousands):
                                                                       1999              1998
                                                                   ------------      ------------

      Savings                                                      $    1,441      $       960
      NOW and money market                                                324              229
      Time deposits                                                       688              170
                                                                   ----------       ----------
                                                                   $    2,453       $    1,359
                                                                    =========        =========

NOTE G - EQUITY TRANSACTIONS

    On April 22, 1999, the shareholders of the Bank approved the Plan of Acquisition, pursuant to which the Bank was acquired by Community Bancorp of New Jersey effective July 1, 1999. In connection with this transaction, a shareholder elected to exercise its dissenter's rights of appraisal. On August 6, 1999, the Company and this shareholder negotiated a settlement pursuant to which the dissenting shareholder relinquished all beneficially owned equity instruments, consisting of 22,416 common shares and 38,700 exercisable options, for fair value of approximately $674,000.

    On January 11, 1999, the Company completed the sale of the overallotment of shares associated with its secondary public offering. An additional 66,000 shares were sold at $16.50 per share for $1,089,000. Gross proceeds of the overallotment were reduced by offering costs of approximately $75,000.

NOTE H - INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):
                                                     1999           1998
                                                     ----           ----
       Current
          Federal                                 $       7     $       -
          State                                           4
       Deferred (benefit)                               (11)            -
                                                 ----------     ---------
                                                 $        -     $       -
                                                 ==========     =========


                                                     (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE H - INCOME TAXES - Continued

    The Company did not record an income tax provision for the years ended December 31, 1999 and 1998, because of its net operating loss carryforwards.

    Net deferred tax assets consist of the following (in thousands):

                                            1999              1998
                                            ----              ----

Allowance for loan loss                    $ 368           $ 329
Organizational and start-up costs             73             115
Net operating loss carryforwards              --             200
Other                                        (46)            (19)
                                           -----           -----
                                             395             625
Less valuation allowance                    (384)           (625)
                                           -----           -----

   Net deferred tax asset                  $  11           $  --
                                           =====           =====

    In view of the Company's operating loss history and the risks associated with its ability to generate taxable income in the future, management has provided for the valuation allowance reflected in the schedule above. The Company had no net operating loss carryovers remaining at December 31, 1999. As the Company continues to be profitable, the valuation allowance on the deferred tax asset will be reduced. As a result of this reduction, income tax expense in future years will be reduced by approximately $1.1 million.

NOTE I - OTHER EXPENSES

    Other expenses consist of the following (in thousands):

                                      1999           1998
                                      ----           ----


Office expense                     $  178          $  197
Stationery and printing               228             135
Data processing                       383             137
Professional fees                     292             103
Marketing and advertising             247             103
Insurance expense                      63              59
Stockholder expense                   116              25
Other                                  50              66
                                   ------          ------

                                   $1,557          $  825
                                   ======          ======

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE J - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data):

                                                                        Year ended December 31,  1999
                                                               -----------------------------------------------

                                                                                Weighted          Per share
                                                                Loss         average shares         amount
                                                                ----         --------------         ------
       Basic EPS
   Net income available to common stockholders               $     507          1,832,781          $   0.28
Effect of dilutive securities
   Options                                                          --             25,442             (0.01)
                                                             ---------          ---------          --------
Diluted EPS
   Net income available to common stockholders plus
       Assumed conversion                                    $     507          1,858,223          $   0.27
                                                             =========          =========          ========


    62,985 options to purchase shares of common stock with an exercise prices ranging from $15.34 to $16.86 per share were not included in the computation of 1999 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                     Year ended December 31, 1998
                                                           -----------------------------------------------
                                                                              Weighted            Per share
                                                               Loss         average shares         amount
                                                               ----         --------------         ------
Basic EPS
   Net loss available to common stockholders               $    (610)          1,351,994          $  (0.45)
Effect of dilutive securities
   Options                                                        --                  --                --
                                                           ---------           ---------          --------
Diluted EPS
   Net loss available to common stockholders plus
       Assumed conversion                                  $    (610)          1,377,289          $  (0.45)
                                                           =========           =========          ========

    187,975 options to purchase shares of common stock with an exercise price ranging from $11.17 to $16.86 per share were not included in the computation of 1998 diluted EPS because the Company is in a loss position.

NOTE K - STOCK OPTIONS

    In July 1997, the Board of Directors of the Company adopted three stock option plans for the members of the board, executive officers, and certain employees of the Company. In April 1998, the Company's shareholders approved all three stock option plans.

    Under the Company's 1997 Stock Option Plan for Non-Employee Directors (the 1997 Stock Option Plan for Non-Employee Directors), options to purchase 46,350 common stock shares may be issued. Each of the nine non-employee directors were automatically granted 5,000 common stock options exercisable at $11.17 per share (110% of market value on date of grant) in July 1997. The options vest one-third each year. The option may be exercised up to 10 years after the grant. At December 31, 1999, 44,633 options were granted under this plan.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE K - STOCK OPTIONS - Continued

    Under the Company's 1997 Stock Option Plan (the 1997 Stock Option Plan), options to purchase 60,770 common stock shares may be issued. Options to purchase 45,320 common stock shares were granted to nine non-employee directors at $11.17 per share (110% of market value on date of grant) in July 1997, in varying amounts to each non-employee director in July 1997. Additionally, 15,450 options were granted to the President at $14.33 per share in May 1998. The options vest one-third each year. The options may be exercised up to 10 years after the grant. At December 31, 1999, 59,568 options were granted under this plan.

    Under the Company's 1997 Employee Stock Option Plan (the 1997 Employee Stock Option Plan), options to purchase 51,500 common stock shares may be issued. The plan is designed to reserve options for employees of the Company. The discretion of the board is very broad in determining to whom, how many, and at what price options may be issued. Under the Plan, employees may be awarded either incentive stock options, which must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, or non-qualified options, which may have an exercise price to be determined by the Board of directors at grant, but not less than 85% of the fair market value of the common stock on the date of grant. They may be priced as low as 85% of market value. Options to purchase 51,500 shares were granted in May 1998 at prices ranging from $15.03 to $16.86, which include 25,750 options granted to the President. The options under this plan vest from 3 to 5 years. At December 31, 1999, all options were granted under this plan.

    The Board of Directors approved in May 1998, the 1998 Stock Option Plan (the 1998 Stock Option Plan) pursuant to which options to purchase up to 51,500 shares of common stock may be issued to members of management. The Board adopted this stock option plan in connection with the retention of the President and Chief Executive Officer of the Company. Under the terms of the President's employment, he is entitled to receive options to purchase 77,250 shares of common stock, more than was previously authorized under the Company's existing stock option plans. The options under this plan vest from 3 to 5 years. Since this stock option plan is subject to the approval of the Company's shareholders at its annual meeting to be held April 22, 1999, the options granted in 1998 were valued in accordance with SFAS No. 123 in 1999. At December 31, 1999, 42,385 options were granted under this plan.

    The Board of Directors approved and will be recommending for shareholder approval in April 2000 the 2000 Director Stock Option Plan (the 2000 Director Stock Option Plan), pursuant to which options to purchase 85,000 common stock shares may be issued. Options to purchase 85,000 common stock have been granted to eight non-employee directors at $13.78 per share (110% of market value on date of grant) in varying amounts to each non-employee director. The options vest over a two year period. The options may exercised up to 10 years after the grant.

    The Board of Directors approved and will be recommending for shareholder approval in April 2000 the 2000 Employee Stock Option Plan (the 2000 Employee Stock Option Plan). Options to purchase 70,000 shares of the common stock will be reserved for issuance under this Plan. Options to purchase 21,000 common stock shares have been granted to key employees, including 11,000 to the President at prices ranging from $13.13 to $13.78. The options under this plan vest from 2 to 5 years. The options may be exercised up to 10 years after grant.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE K - STOCK OPTIONS - Continued

    The Company follows SFAS No. 123, Accounting for Stock-Based Compensation, which allows an entity to use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the statement permits entities to elect accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Entities that elect to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and EPS, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

    Had compensation cost of the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                             December 31,
                                                       ---------------------
                                                     1999                1998
                                                     ----                ----
       Net income (loss)
          As reported                              $     507      $      (610)
          Pro forma                                      168             (809)
       Net income (loss) per share - basic
          As reported                              $    0.28            (0.45)
          Pro forma                                     0.09            (0.63)
       Net income (loss) per share - diluted
          As reported                              $    0.27            (0.45)
          Pro forma                                     0.08            (0.63)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, dividend yield of 0% in both years; expected volatility of 25% in both years; risk-free interest rate of 5.79% in 1999 and 5.54% in 1998; and expected lives of 10 years in both years.

    A summary of the status of the Company's stock option plans as of December 31, 1999, and the change during the years then ended is represented below.

                                                                1998                         1999
                                                                ----                         ----
                                                                      Weighted                        Weighted
                                                                      Average                         Average
                                                                      Exercise                        Exercise
                                                     Shares            Price         Shares            Price
                                                     ------            -----         ------            -----
       Outstanding, beginning of year                187,975        $  13.37              -     $        -
       Granted                                        24,875           15.58          210,635          13.17
       Cancelled/forfeited                           (14,764)          14.67          (22,660)         11.56
                                                     -------                          -------
       Outstanding, end of year                      198,086           13.57          187,975          13.37
                                                     =======                          =======

       Weighted average fair value of
          Options granted during the year                          $    8.20                       $    6.88
                                                                    ========                        ========


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE K - STOCK OPTIONS - Continued

    The following table summarizes information about nonqualified options outstanding at December 31, 1999:

                                              Options outstanding                        Options  exercisable
                                   ---------------------------------------------    -----------------------------
                                                         Weighted
                                         Number          average      Weighted          Number          Weighted
                                    outstanding at      remaining      average       outstanding at     average
           Range of                   December 31,     contractual    exercise        December 31,      exercise
      exercise prices                    1999             life          price             1999           price
      ---------------                    ----             ----          -----             ----           -----
      $ 11.17 - $16.38                    162,036       8.07 years     $  12.84           69,353         $  11.54
      $ 16.86                              36,050       8.36 years     $  16.86            7,210         $  16.86
                                         --------                                        -------
                                          198,086                                         76,563
                                         ========                                        =======

NOTE L - COMMITMENTS

    Lease Commitments

    The Company leases several banking facilities under noncancellable operating lease agreements expiring through 2019. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $89,000 and $24,000 for the year ended December 31, 1999 and 1998, respectively.

    The approximate minimum rental commitments under operating leases at December 31, 1999, are as follows (in thousands):

             2000          $   93
             2001             100
             2002              96
             2003              80
             2004              85
       Thereafter           1,224
                           ------
                           $1,678

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

    The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                            1999          1998
                                                            ----          ----


       Commitments to extend credit                      $  22,558     $  11,651
       Letters of credit - standby and performance           1,298         1,102
                                                         ---------      --------

                                                         $  23,856     $  12,753
                                                          ========      ========

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case-basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include guarantees, personal or commercial real estate, accounts receivable, inventory, and equipment.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

    Substantially all of the Company's loans are secured by real estate in New Jersey. Accordingly, the Company's primary concentration of credit risk is related to the real estate market in New Jersey, and the ultimate collectibility of this portion of the Company's loan portfolio is susceptible to changes in economic conditions in that area.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1999 and 1998, are outlined below.

    For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $25,266,000 and $28,566,000 as of December 31, 1999 and 1998, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

    The net loan portfolio at December 31, 1999 and 1998, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

    The estimated fair values of demand deposits (i.e., interest- and noninterest-bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon the current time deposit maturities, the carrying value approximates its fair value. The carrying amount of accrued interest payable approximates its fair value.

                                                                      1998                          1999
                                                                      ----                          ----
                                                            Carrying      Estimated       Carrying       Estimated
                                                             amount       fair value       amount       fair value
                                                       --------------   --------------    -----------    ------------
                                                                            (in thousands)

       Investment securities available-for-sale          $    9,424      $    9,424      $       -     $       -
       Investment securities held-to-maturity                11,245          11,093          6,025         6,004
       Loans receivable                                      82,632          81,489         45,629        45,123
       Certificates of deposits                              31,083          31,083          4,974         4,974


    There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items, which totalled approximately $23,856,000 and $12,753,000 at December 31, 1999 and 1998,
    respectively, and primarily comprise unfunded loan commitments, which are generally priced at market at the time of funding.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE O - REGULATORY MATTERS

    The Bank is subject to various regulatory capital requirements administered by the federal companying agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1999, management believes that the Bank meets all capital adequacy requirements to which it is subject and considers the Bank to be "well capitalized".

    As of June 7, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the following table (in thousands, except percentages).

                                                                                                 To be well
                                                                                             capitalized under
                                                                         For capital         prompt corrective
                                                  Actual              adequacy purposes      action provisions
                                                  ------              -----------------      -----------------

                                            Amount       Ratio       Amount       Ratio        Amount      Ratio
                                         ------------  ---------- ------------  ---------   ------------ -------
      As of December 31, 1999
         Total capital (to risk-
             weighted assets)             $  19,362      21.54%   $    7,189    =>8.00%    $    8,986    =>10.00%
         Tier I capital (to risk-
             weighted assets)                18,237      20.29         3,595    =>4.00          5,393    => 6.00
         Tier I capital (to average
             assets)                         18,237      15.28         3,580    =>3.00          5,967    => 5.00


      As of December 31, 1998
         Total capital (to risk-
             weighted assets)             $  18,021      35.84%   $    4,022    =>8.00%    $    5,028    =>10.00%
         Tier I capital (to risk-
             weighted assets)                17,389      34.59         2,011    =>4.00          3,017    => 6.00
         Tier I capital (to average
             assets)                         17,389      24.41         2,137    =>3.00          3,562    => 5.00


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE O - REGULATORY MATTERS - Continued

    In addition, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity to total assets of at least 10% for its first five years of operations. As of December 31, 1999 and 1998, the Bank's ratio of equity capital to total assets was 13.72% and 21.01%, respectively.

NOTE P - PARENT COMPANY FINANCIAL INFORMATION

    Although the consolidated financial statements have been retroactively adjusted to reflect the formation of the holding company, condensed financial information for Community Bancorp of New Jersey, parent company only, has only been presented at and for the year ended December 31, 1999 (in thousands).

                                  BALANCE SHEET

                                December 31, 1999

       ASSETS
   Investment in subsidiary                                    $18,225
   Other assets                                                     47
                                                               -------
       Total assets                                            $18,272
                                                               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liabilities                                           $    46
   Stockholders' equity                                         18,226
                                                               -------
       Total liabilities and stockholders' equity              $18,272
                                                               =======

                      STATEMENT OF OPERATIONS

                   Year ended December 31, 1999

Services fee from subsidiary                                   $    47
Other operating expenses                                            47
                                                               -------
   Income before undistributed income from subsidiary               --
Equity in undistributed income of subsidiary                       507
                                                               -------
   Net income                                                  $   507
                                                               =======
                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE P - PARENT COMPANY FINANCIAL INFORMATION - Continued

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999

       Cash flows from operating activities
   Net income                                                                      $   507
   Adjustments to reconcile net income to net cash provided by operations
       Equity in undistributed (earnings) losses of subsidiary                        (507)
       Net increase in other assets                                                     47
       Net increase in other liabilities                                                46
                                                                                   -------
          Net cash used in operating activities                                         (1)
                                                                                   -------
Cash flows from investing activities
   Contributions to subsidiary                                                      (1,014)
   Proceeds to fund treasury stock and option transactions                             674
                                                                                   -------
          Net cash use in investing activities                                        (340)
                                                                                   -------
Cash flows from financing activities
   Effect of treasury stock and option transactions                                   (673)
   Issuance of common stock                                                          1,014
                                                                                   -------
          Net increase (decrease) in cash and cash equivalents                         341
                                                                                   -------
Cash and cash equivalents at beginning of period                                        --
                                                                                   -------
Cash and cash equivalents at end of year                                           $    --
                                                                                   =======

NOTE Q - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 1999 and 1998, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                            1999
                                                                            ----
                                                        Fourth        Third       Second         First
                                                        Quarter      Quarter      Quarter       Quarter
                                                      -----------  -----------  -----------   -----------
Interest income                                         $1,942        $1,744        $1,593        $1,382
Interest expense                                           826           628           545           455
                                                                      ------        ------        ------
   Net interest income                                   1,116         1,116         1,048           927

Provision for loan losses                                   58            45           111           111
                                                                      ------        ------        ------
   Net interest after provisions for loan losses         1,058         1,071           937           816
Other non-interest income                                  273           169            73            58
Other non-interest expense                               1,188         1,080           871           809
                                                                      ------        ------        ------
   Net income                                           $  143        $  160        $  139        $   65
                                                                      ======        ======        ======
Net income per share
   Basic                                                $ 0.08        $ 0.09        $ 0.08        $ 0.03
   Diluted                                              $ 0.07        $ 0.09        $ 0.08        $ 0.03


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 1999 and 1998


NOTE Q - SUMMARY OF QUARTERLY RESULTS (UNAUDITED) - Continued


                                                                                     1998
                                                                                     ----
                                                                 Fourth        Third       Second          First
                                                                 Quarter      Quarter      Quarter       Quarter
                                                               -----------  -----------  -----------   -----------

       Interest income                                        $    1,152  $       932  $       734  $       611
       Interest expense                                              479          397          270          213
                                                              ----------   ----------   ----------   ----------
          Net interest income                                        673          535          464          398
       Provision for loan losses                                     134          198          197          135
                                                              ----------   ----------   ----------   ----------
          Net interest after provisions for loan losses              539          337          267          263
       Other non-interest income                                      99           92           32           20
       Other non-interest expense                                    600          534          636          489
                                                              ----------   ----------   ----------   ----------
          Net income (loss)                                 $         38  $      (105) $      (337) $      (206)
                                                             ===========   ==========   ==========   ==========
       Net income (loss) per share
          Basic                                             $      0.03   $     (0.08) $    (0.25)  $     (0.15)
          Diluted                                           $      0.03   $     (0.08) $    (0.25)  $     (0.15)