Form 10QSB
period 2000-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2000-05-12
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

     X    Quarterly  report  pursuant to Section 13 or 15 (d) of the  Securities
   ----   Exchange Act of 1934

          For the quarterly period ended            March 31, 2000
                                                    ------------------

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


   Common Stock, No Par Value -1,918,957 shares outstanding as of May 11, 2000
 -------------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at March 31, 2000
         (Unaudited) and December 31, 1999                                  3

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 2000 and 1999 (Unaudited)                   4

         Consolidated Condensed Statement of Changes in Stockholders'       5
         Equity at March 31, 2000 (Unaudited)

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999 (Unaudited)                   6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                      7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11 - 21


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                         22

Item 2.           Changes in Securities and Use of Proceeds                 22

Item 3.           Defaults Upon Senior Securities                           22

Item 4.           Submission of Matters to a Vote of Security Holders    22 - 23

Item 5.           Other Information                                         23

Item 6.           Exhibits and Reports on Form 8-K
                           a.  Exhibits - None                              23
                           b.  Reports on Form 8-K                          23

SIGNATURES                                                                  24

                        COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                March 31,
                                                                                  2000                  December 31,
                                                                               (Unaudited)                  1999
                                                                               -----------             -------------
                                                                                       (Dollars in thousands)
ASSETS
Cash and cash equivalents:
     Cash and due from banks..........................................         $   5,297                $   4,991
     Federal funds sold...............................................            14,845                   20,275
                                                                             -----------             ------------
               Total cash and cash equivalents                                    20,142                   25,266

Investment securities available-for-sale..............................            17,376                    9,424
Investment securities held-to-maturity (fair value of $11,104
     at March 31, 2000 and $11,093 at December 31, 1999)..............            11,246                   11,245

Loans receivable......................................................            86,141                   82,632
Allowance for loan loss...............................................            (1,295)                  (1,237)
                                                                             -----------             ------------
               Net loans receivable                                               84,846                   81,395
                                                                             -----------             ------------
Premises and equipment, net...........................................             4,690                    4,631
Accrued interest receivable...........................................               808                      643
Other assets..........................................................               522                      207
                                                                             -----------             ------------
               Total Assets                                                    $ 139,630                $ 132,811
                                                                               =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand......................................         $.24,998                  $ 22,963
     Interest bearing - NOW...........................................           17,528                    16,490
     Savings and money market.........................................           45,681                    43,492
     Certificates of deposit, under $100,000..........................           19,796                    19,574
     Certificates of deposit, $100,000 and over.......................           12,336                    11,509
                                                                             -----------             ------------
               Total deposits                                                   120,339                   114,028
                                                                             -----------             ------------

Accrued interest payable..............................................              584                       292
Other liabilities.....................................................              347                       265
                                                                             -----------             ------------
               Total liabilities                                                121,270                   114,585
                                                                             -----------             ------------
Stockholders' equity
     Commonstock -  authorized  5,000,000  shares of no par  value;  issued  and outstanding, net of treasury shares, 1,827,766 shares at March 31,
           2000 and December 31, 1999.................................           20,523                    20,523
     Treasury stock, at cost - 22,357 shares..........................             (363)                     (363)
     Accumulated deficit..............................................           (1,777)                   (1,923)
     Accumulated other comprehensive income (loss)....................              (23)                      (11)
                                                                            -----------              ------------
               Total stockholders' equity                                        18,360                    18,226
                                                                            -----------              ------------
               Total Liabilities and Stockholder's Equity                     $ 139,630                 $ 132,811
                                                                              =========                 =========

         See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                          ---------------------------------------------
                                                                                  2000                       1999
                                                                          (Dollars in thousands, except per share data)
INTEREST INCOME
     Loans, including Fees............................................          $ 1,722                    $1,051
     Federal funds sold...............................................              170                       138
     Investment securities - taxable..................................              412                       193
                                                                            -----------              ------------
                Total interest income                                             2,304                     1,382
                                                                            -----------              ------------
INTEREST EXPENSE
     Interest bearing - NOW..........................................                62                        51
     Savings and money market.........................................              452                       331
     Certificates of deposit..........................................              453                        73
                                                                            -----------              ------------
                Total interest expense                                              967                       455
                                                                            -----------              ------------
                Net interest income                                               1,337                       927
Provision for loan losses.............................................               58                       111
                                                                            -----------              ------------
                Net interest income after provision
                     for loan losses                                              1,279                       816
                                                                            -----------              ------------
Non-interest income:
     Service fees on deposit accounts.................................               86                        47
     Other fees and commissions.......................................               66                        11
                                                                            -----------              ------------
                Total non-interest income                                           152                        58
                                                                            -----------              ------------
Non-interest expense:
     Salaries and wages...............................................              520                       311
     Employee benefits................................................               86                        58
     Occupancy expense................................................              104                        47
     Depreciation - occupancy, furniture & equipment..................              116                        76
     Other............................................................              459                       317
                                                                            -----------              ------------
                Total non-interest expense                                        1,285                       809
                                                                            -----------              ------------
                Net Income (loss)                                                 $ 146                      $ 65
                                                                            ===========              ============

Per Common Share:
     Net income (loss) - basic........................................         $   0.08                  $   0.03
     Net income (loss) - diluted......................................         $   0.08                  $   0.03

Weighted average shares outstanding (in thousands):
     Basic............................................................            1,919                     1,935
     Diluted..........................................................            1,928                     1,967

     See accompanying notes to consolidated condensed financial statements.


                         COMMUNITY BANCORP OF NEW JERSEY
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                   Accumulated
                                                                                      Other
                                       Common       Treasury     Accumulated      Comprehensive    Comprehensive    Stockholders'
                                        Stock        Stock         Deficit         Income (Loss)      Income           Equity
                                       -------      -------       ---------      ---------------   -------------    -------------
                                                                        (Dollars in Thousands)
Balance December 31, 1999............   $20,523     $  (363)     $  (1,923)          $     (11)                        $18,226

Comprehensive Income:
    Net Income.......................         -           -            146                   -       $     146             146
    Increase in unrealized holding
    Losses on securities, net........         -           -              -                 (12)            (12)            (12)
                                                                                                    ----------      ----------
Total Comprehensive Income...........         -           -              -                   -       $     134
                                       --------     --------     ---------           ---------      ===========

Balance, March 32, 2000 (Unaudited)..   $20,523     $  (363)     $  (1,777)          $     (23)                        $18,360
               === ====                 =======     =======      =========           =========                         =======


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                               Three Months Ended March 31,
                                                                         -----------------------------------------
                                                                              2000                     1999
                                                                         ----------------         ----------------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
        Net income                                                         $    146         $     65
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization                                  116               76
                 Provision for loan losses                                       58              111
                 Accretion of investment discount                               (30)              --
                 Amortization of investment premium                               3               --
                 Increase in accrued interest receivable                       (165)            (216)
                 Increase in other assets                                      (306)             (72)
                 Increase in accrued interest payable                           292                1
                 Increase in other liabilities                                   82              106
                                                                           --------         --------

                       Net cash provided by operating activities                196               71
                                                                           --------         --------

Cash flows from investing activities:
        Purchases of investment securities held-to-maturity                      --           (9,000)
        Purchases of investment securities available-for-sale                (8,447)
        Proceeds from maturities and calls of investment securities             500              500
        Net increase in loans made to customers                              (3,509)          (9,076)
        Purchases of premises and equipment                                    (175)            (940)
                                                                           --------         --------

                       Net cash used in investing activities                (11,631)         (18,516)
                                                                           --------         --------

Cash flows from financing activities:
        Net increase in demand deposits and savings accounts                  5,262            6,670
        Net increase in certificates of deposit                               1,049              844
        Net proceeds from common stock issued                                    --            1,014
                                                                           --------         --------

                       Net cash provided by financing activities              6,311            8,528
                                                                           --------         --------

Net (decrease) increase in cash and cash equivalents                         (5,124)          (9,917)
Cash and cash equivalents as of beginning of year                            25,266           28,566
                                                                           --------         --------

Cash and cash equivalents as of end of period                              $ 20,142         $ 18,649
                                                                           --------         ========


Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                           $    675         $    454
        Cash paid during the period for income taxes                       $     34         $     --


See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since managements judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, the Community Bank of New Jersey. All significant inter-company accounts and transactions have been eliminated.

NOTE B - INVESTMENT SECURITIES

The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115). SFAS 115 requires that an enterprise classify its investments in debt securities as either securities held-to-maturity (carrying amount equals amortized cost), securities available-for-sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholders equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

Any security which is a U.S. Government security, U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from the sale of securities available-for-sale are determined on a specific identification cost basis.

Management determines the appropriate classification of securities at the time of purchase. The Companys stockholders equity will be affected by changing interest rates which affect the market price of the Companys securities available-for-sale. At March 31, 2000 and December 31, 1999, no investment securities were classified as trading securities.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 2000 and December 31, 1999 (Dollars in thousands).

                                                                            March 31, 2000 (Unaudited)
                                                          ---------------------------------------------------------------
                                                                              Gross           Gross
                                                           Amortized        Unrealized      Unrealized          Fair
                                                              Cost            Gains           Losses           Value
                                                          -------------    -------------   -------------    -------------
Securities available-for-sale (1):
        U.S. Government and agency securities........         $ 17,390              $ 1           $ (40)         $17,351
        Other securities.............................               25                -               -               25
                                                          -------------    -------------   -------------    -------------
                                                              $ 17,415              $ 1           $ (40)         $17,376
                                                          =============    =============   =============    =============
Securities held-to-maturity:
        U.S. Government and agency securities........         $ 10,746              $ -          $ (142)         $10,604
        Other securities.............................              500                -               -              500
                                                          -------------    -------------   -------------    -------------
                                                              $ 11,246              $ -          $ (142)         $11,104
                                                          =============    =============   =============    =============


        (1) Net unrealized losses of $23 thousand, net of a tax benefit of $16 thousand, were reported as a decrease to stockholders' equity at March 31, 2000.

                                                                                December 31, 1999
                                                          ---------------------------------------------------------------
                                                                              Gross           Gross
                                                           Amortized        Unrealized      Unrealized          Fair
                                                              Cost            Gains           Losses           Value
                                                          -------------    -------------   -------------    -------------
Securities available-for-sale (2):
        U.S. Government and agency securities........          $ 9,418              $ -           $ (19)         $ 9,399
        Other securities.............................               25                -               -               25
                                                          -------------    -------------   -------------    -------------
                                                               $ 9,443              $ -           $ (19)         $ 9,424
                                                          =============    =============   =============    =============
Securities held-to-maturity:
        U.S. Government and agency securities........         $ 10,745              $ -          $ (152)         $10,593
        Other securities.............................              500                -               -              500
                                                          -------------    -------------   -------------    -------------
                                                              $ 11,245              $ -          $ (152)         $11,093
                                                          =============    =============   =============    =============

        (2) Net unrealized losses of $11 thousand, net of a tax benefit of $8 thousand, were reported as a decrease to stockholders' equity at December 31, 1999.

The following table sets forth as of March 31, 2000 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                               Available-for-sale                Held-to-maturity
                                                          ------------------------------   ------------------------------
                                                           Amortized           Fair         Amortized           Fair
                                                              Cost            Value            Cost            Value
                                                          -------------    -------------   -------------    -------------
        Due in one year or less......................         $ 13,527          $13,504           $ 750            $ 750
        Due after one year through five years........            3,863            3,847           9,996            9,854
        Due after five years through ten years.......                -                -             500              500
        Due after ten years..........................               25               25               -                -
                                                          -------------    -------------   -------------    -------------
                                                              $ 17,415          $17,376         $11,246          $11,104
                                                          =============    =============   =============    =============

        Securities with a carrying value of $1,300,000 at March 31, 2000 and $1, 300,000 at December 31, 1999 were pledged to secure public funds on deposit and for other purposes as required or permitted by law.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE C - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 2000 and December 31, 1999 (Dollars in thousands).

                                                                                Loan Portfolio By Type of Loan
                                                       --------------------------------------------------------------------
                                                              March 31, 2000
                                                               (Unaudited)                         December 31, 1999
                                                       -----------------------------         ------------------------------
                                                          Amount         Percent                Amount          Percent
                                                       -------------   -------------         --------------   -------------
Commercial and industrial loans......................      $  14,534          16.87%               $ 15,137          18.32%
Commercial mortgage loans............................         40,999          47.60%                 38,814          46.97%
Residential mortgages................................          7,249           8.42%                  7,254           8.78%
Construction loans...................................          9,645          11.20%                  8,895          10.76%
Consumer loans.......................................         13,552          15.73%                 12,476          15.10%
Other loans..........................................            162           0.19%                     56           0.07%
                                                       -------------   -------------         --------------   -------------

                                                           $ 86,141         100.00%               $ 82,632         100.00%
                                                       =============   =============         ==============   =============

The following table represents the activity in the allowance for loan losses for the three month periods ended March 31, 2000 and 1999 and the year ended December 31, 1999 (Dollars in thousands).

                                                                    Allowance For Loan Losses
                                                       ----------------------------------------------------
                                                            Three Months Ended
                                                                March 31,                     Year Ended
                                                               (Unaudited)                   December 31,
                                                       -----------------------------
                                                           2000            1999                  1999
                                                       -------------   -------------        --------------
Balance - beginning of period........................       $ 1,237           $ 914                  $ 914
Charge-offs..........................................            -               -                     (2)
Recoveries...........................................            -               -                      -
                                                       -------------   -------------         --------------
Net (charge-offs) recoveries.........................            -               -                     (2)
Provision for loan losses............................           58             111                    325
                                                       -------------   -------------         --------------

Balance - end of period..............................       $ 1,295         $ 1,025                $ 1,237
                                                       =============   =============         ==============
Balance of Allowance at period-end as a %
    of loans at period-end...........................         1.50%           1.87%                  1.50%
                                                       =============   =============         ==============

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

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the year 2000 presentation.


NOTE F - SUBSEQUENT EVENT

On April 5, 2000 the Company announced that its Board of Directors approved a 5% stock dividend payable May 1, 2000 to shareholders of record as of April 17, 2000. Weighted average shares outstanding and earnings per share have been retroactively adjusted to reflect the stock dividend.


NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activity
In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activity". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If cer- tain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's consol- idated financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at March 31, 2000 increased by $6.8 million, or 5.1%, to $139.6 million compared to $132.8 million at December 31, 1999. Total assets averaged $131.6 million in the first three months of 2000, a $32.7 million, or 33.1%, increase from the 1999 full year average of $98.9 million. Average loans increased $20.0 million, or 31.5%, to $83.4 million in the first three months of 2000, from the 1999 full year average of $63.4 million. Average investment securities increased by $14.7 million, or 118.5%, to $27.1 million; average Federal funds sold decreased by $3.4 million, or 21.9%, to $12.1 million; the average of all other assets increased by $1.5 million, or 17.2%, to $10.2 million; and the loan loss reserve average increased $158 thousand, or 14.4%, to $1.3 million during the first three months of 2000 compared to the full year 1999 averages.

These increases in average assets were funded primarily by a $32.3 million, or 40.5%, increase in average deposits, as the first three months of 2000 average deposits increased to $112.1 million from the full year 1999 average of $79.8 million.


Lending Activity

Total loans at March 31, 2000 were $86.1 million, a 4.2%, or $3.5 million increase from December 31, 1999. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $2.2 million in commercial mortgage loans, $0.7 million in construction loans, $1.1 million in consumer loans and $0.1 million in other loans. These increases were partially off-set by a reduction of $0.6 million in commercial and industrial loans.

The 4.2% increase in loans at March 31, 2000 compared to December 31, 1999 is partially attributable to greater penetration of the Company's marketplace and an improvement in the general economic environment in New Jersey. The Company opened its second office in downtown Freehold, New Jersey, in September 1997, its third office in Howell, New Jersey, in November 1998 and its fourth office in Matawan, New Jersey, in February 1999. In addition, the Company opened its fifth branch in Manalapan, New Jersey, during November, 1999. Management believes that the maturation of these branch locations will continue to provide the Company with lending opportunities as well as funding sources for the loans.

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


Allowance for Loan Losses

The allowance for loan losses was $1.3 million, or 1.50% of total loans, at March 31, 2000 compared to $1.2 million, or 1.50% of total loans, at December 31, 1999. At March 31, 2000 the Company had no non-performing loans and $12 thousand in loans past due and still accruing compared to no non-performing loans and no past due loans at December 31, 1999.

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


Investment Securities Activity

Investment securities increased by $7.9 million, or 38.2%, to $28.6 million at March 31, 2000 compared to $20.7 million at December 31, 1999. During the period ended March 31, 2000 the Company utilized its liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale amounting to $8.4 million, which was partially off-set by maturities and calls amounting to $0.5 million.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2000, investment securities of $17.4 million, or 60.8% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $11.2 million, or 39.2% of the total investment securities portfolio, were classified as held-to-maturity. The Company had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. Management currently maintains an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits

Deposits are the Company's primary source of funds. Total deposits increased by $6.3 million, or 5.5%, to $120.3 million at March 31, 2000 compared to $114.0 million at December 31, 1999. The increase in deposits during this period was primarily due to the Company's greater penetration of its marketplace and the continued growth of its new locations. In the first and fourth quarter of 1999, the Company opened two new offices, which have contributed to its deposit growth.

Average total deposits increased by $32.3 million, or 40.5%, to $112.1 million for the three months ended March 31, 2000 compared to the 1999 full year average of $79.8 million. Changes in the deposit mix for the three months ended March 31, 2000 compared to the 1999 full year averages include a $6.3 million, or 18.2%, increase in savings deposits; a $1.2 million, or 9.1%, increase in NOW account deposits; a $18.9 million, or 148.8%, increase in time deposits; a $0.2 million, or 7.4%, increase in money market deposits; and a $5.8 million, or 35.4%, increase in non-interest bearing demand deposits. Average certificates of deposit increased due primarily to the Manalapan branch opening promotions during the fourth quarter of 1999 and to the acceptance of municipal deposits starting in December, 1999. For the first quarter of 2000, the Manalapan branch certificates of deposit averaged $9.5 million and certificates of deposit to municipal agencies averaged $5.8 million.

The Company emphasizes relationships with commercial customers and seeks to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. The Company also emphasizes the origination of savings deposits, which amounted to $42.7 million at March 31, 2000, by offering rates higher than our peer group institutions. The primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. Management may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. The Company markets this product as an alternative to time deposits and management believes it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that the Company serves. As of March 31, 2000 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Liquidity

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 14.4% and 19.1% of the Company's total assets at March 31, 2000 and December 31, 1999, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at March 31, 2000 was increased deposits, the utilization of Federal funds sold, and to a lesser extent proceeds from maturities and calls of investment securities. Deposit increases amounted to $6.3 million for the three months ended March 31, 2000; Federal funds sold reductions provided $5.5 million in funding; and proceeds from maturities and calls of investment securities amounted to $0.5 million. During the first quarter of 2000, the Company utilized deposit growth and its liquid assets as funding sources for increased loans made to customers amounting to $3.5 million, securities purchases amounting to $8.4 million and purchases of premises and equipment used primarily for operations expansion, amounting to $0.2 million.

The Company also has several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at March 31, 2000 amounted to $17.4 million. Also, many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Company has lines of credit in the amount of $5.0 million for the purchase of Federal funds with another financial institution.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions.


Capital Resources

Stockholder's equity increased by $134 thousand at March 31, 2000 compared to December 31, 1999. The changes in stockholders' equity during the three months ended March 31, 2000 were comprised of an increase from net income of $146 thousand partially off-set by an increase of $12 thousand in the unrealized losses, net of taxes, in the available-for-sale investment securities portfolio.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 2000 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                    March 31, 2000       Regulatory Requirement
                                   ---------------
                                 Company        Bank     Minimum     "Well Capitalized"
                                 -------        ----     -------     ------------------
Risk-based Capital:
Tier I capital ratio...........   19.29%      19.29%      4.00%            6.00%
Total capital ratio............   20.54%      20.54%      8.00%           10.00%

Leverage ratio..................  13.97%      13.97%   3.00%-5.00%     5.00% or greater

In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 10.00%. As of March 31, 2000 the Bank's ratio of equity capital to total assets was 13.17%.

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

RESULTS OF OPERATIONS for the three months ended March 31, 2000 compared to the three months ended March 31, 1999

Net Income
The Company earned $146 thousand, or $0.08 net income per share on a basic and diluted basis, for the three months ended March 31, 2000, compared to net income of $65 thousand, or $0.03 for both basic and diluted net income per share, for the three months ended March 31, 1999. The increase in net income was primarily due to a $410 thousand, or 44.2%, increase in net interest income, a $94 thousand, or 162.1%, increase in non-interest income and a $53 thousand, or 47.7%, decrease in the provision for loan losses; these items were partially offset by a $476 thousand, or 58.8%, increase in non-interest expenses. The Company's net income for the three months ended March 31, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. The results for the three months ended March 31, 2000 resulted in the Company incurring a current tax liability of approximately $60 thousand. As the Company continues to report earnings, the valuation allowance on the deferred tax assets is being reduced, thereby reducing the total tax expense to zero. Management will continue to evaluate the necessity of a valuation allowance throughout the remainder of the year.

Net Interest Income
Net interest income increased $410 thousand, or 44.2%, to $1.3 million for the three months ended March 31, 2000 from $927 thousand for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $7.2 million, or 28.2%, for the first three months of 2000 compared to the same prior year period.

The Company's net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended March 31, 2000 declined to 4.37% from 5.02% for the same prior year period. The decline in the net interest margin resulted primarily from an increase in the amount of interest earning assets being funded by interest bearing liabilities rather than non-interest bearing sources of funds such as non-interest bearing demand deposits and shareholders' equity. During December, 1998 and January, 1999 the Company completed a secondary stock offering which resulted in net proceeds of $7.6 million. This non-interest source of funds supported earning asset growth during the first quarter of 1999. In addition, the percent of average non-interest bearing deposits to total average deposits decreased to 19.8% during the first quarter of 2000 compared to 21.0% during the first quarter of 1999.

Interest income increased $922 thousand, or 66.7%, to $2.3 million for the three months ended March 31, 2000 compared to $1.4 million for the same period in 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $743 thousand, volume related increases in income of $181 thousand in the investment securities portfolio, and volume related increases in income of $3 thousand in Federal funds sold as the Company's growth resulted in an increase in average earning assets of $47.7 million, or 63.7%, to $122.6 million for the three months ended March 31, 2000 compared to $74.9 million for the same period in 1999.

The $927 thousand volume related increase in total interest income was reduced by $18 thousand from rate related reductions as interest rates on earning assets repriced to current yields. Interest earned on loans was reduced by $64 thousand due to less fee income included in loan interest for the first quarter of 2000 compared to the first quarter of 1999. Total interest income was further increased by $13 thousand as a result of one additional day during the first quarter of 2000 compared to the first quarter of 1999.

Interest expense for the first three months of 2000 increased $512 thousand, or 112.5%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $492 thousand of the expense increase; $14 thousand attributable to net rate related increases; and $6 thousand due to one additional day in the first quarter of 2000. The volume related increases in interest bearing liabilities and expense rate decreases and increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                               Three Months Ended                       Three Months Ended
                                                                 March 31, 2000                           March 31, 1999
                                                      -------------------------------------     ------------------------------------
                                                       Average      Interest      Average        Average      Interest      Average
                                                       Balance      Income/Expense Rate          Balance      Income/Expense Rate
                                                      ----------    -----------------------     ----------    ----------------------
                                                                            (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold...........................   $ 12,102        $ 170       5.63%        $ 11,879         $ 138       4.71%
        Investment Securities........................     27,113          412       6.08%          13,980           193       5.52%
        Loans (net of unearned income) (1) (2).......     83,401        1,722       8.28%          49,078         1,051       8.68%
                                                      ----------    ---------                  ----------    ----------

               Total Interest Earning Assets.........    122,616        2,304       7.54%          74,937         1,382       7.48%
                                                      ----------    ---------                  ----------    ----------

Non-Interest Earning Assets:
        Loan Loss Reserve............................     (1,252)                                    (957)
        All Other Assets.............................     10,205                                    7,351
                                                      ----------                               ----------

               Total Assets..........................   $131,569                                 $ 81,331
                                                      ==========                               ==========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits.................................   $ 14,418           62       1.72%        $ 11,803            51       1.75%
        Savings Deposits.............................     41,002          425       4.16%          29,592           306       4.19%
        Money Market Deposits........................      2,907           27       3.73%           2,637            25       3.84%
        Time Deposits................................     31,556          453       5.76%           5,381            73       5.50%
        Short-term Borrowings........................          -            -       0.00%               -             -       0.00%
                                                      ----------    ---------                  ----------    ----------

               Total Interest Bearing Liabilities....     89,883          967       4.32%          49,413           455       3.73%
                                                      ----------    ---------                  ----------    ----------

Non-Interest Bearing Liabilities:
        Demand Deposits..............................     22,237                                   13,150
        Other Liabilities............................      1,119                                      522
                                                      ----------                               ----------

               Total Non-Interest Bearing Liabilities     23,356                                   13,672
                                                      ----------                               ----------

Stockholders' Equity.................................     18,330                                   18,246
                                                      ----------                               ----------

                 Total Liabilities and Stockholders'
                 Equity..............................   $131,569                                 $ 81,331
                                                      ==========                               ==========

NET INTEREST INCOME..................................                 $ 1,337                                     $ 927
                                                                    =========                                ==========

NET INTEREST SPREAD (3)..............................                                   3.22%                                 3.74%

NET INTEREST MARGIN (4)..............................                                   4.37%                                 5.02%

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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                                                  Three Months Ended March 31, 2000
                                                            Compared to Three Months Ended March 31, 1999
                                                        ------------------------------------------------------
                                                                     Increase (Decrease) Due To
                                                        ------------------------------------------------------
                                                         Volume         Rate         Time              Net
                                                        ----------    ---------    ----------       ----------
                                                                              (In thousands)
Interest Earned On:
        Federal Funds Sold..............................   $  3         $ 28           $ 1             $ 32
        Investment Securities...........................    181           38             -              219
        Loans (net of unearned income)..................    743          (84)           12              671
                                                        ----------    ---------    ----------       ----------

                 Total Interest Income...................   927          (18)           13              922
                                                        ----------    ---------    ----------       ----------

Interest Paid On:
        NOW Deposits....................................     11           (1)            1               11
        Savings Deposits................................    119           (4)            4              119
        Money Market Deposits...........................      3           (1)            -                2
        Time Deposits...................................    359           20             1              380
        Short-term Borrowings...........................      -            -             -                -
                                                        ----------    ---------    ----------       ----------

                 Total Interest Expense.................    492           14             6              512
                                                        ----------    ---------    ----------       ----------

                 Net Interest Income....................  $ 435        $ (32)          $ 7            $ 410
                                                        ==========    =========    ==========       ==========

Provision for Loan Losses
The provision for loan losses decreased to $58 thousand for the first three months of 2000 compared to a provision of $111 thousand for the same period in 1999. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although the Company had no non-accrual loans and past due loans of only $12 thousand at March 31, 2000, management established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.3 million, or 1.50% of total loans, at March 31, 2000.


Non-Interest Income
Total non-interest income was $152 thousand for the first three months of 2000 compared to $58 thousand for the first three months of 1999, an increase of $94 thousand, or 162.1%. The increase was attributable to an increase in service fees on deposits of $39 thousand, or 83.0%, and an increase in other fees and commissions of $55 thousand, or 500.0%. The growth in service fees on deposits reflects the growth in transaction account average deposits, which increased to $12.0 million from $27.6 million, or an increase of 43.5% for the three months ended March 31, 2000 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans which increased by $37 thousand at March 31, 2000 compared to the same prior year quarter. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations and the fees and commissions generated on these transactions.


Non-Interest Expense
Total non-interest expense amounted to $1.3 million for the three months ended March 31, 2000, an increase of $476 million, or 58.8%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $237 thousand, or 64.2%, and reflected increases in the number of employees from 44 full-time equivalents for the period ended March 31, 1999 to 58 full-time equivalents for the period ended March 31, 2000. The increase in personnel is primarily attributable to the opening of the Manalapan, New Jersey office in November 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $57 thousand, or 121.3%, for the first three months of 2000 compared to the same period in 1999. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices in addition to costs on two new branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $40 thousand, or 52.6%, for the first three months of 2000 compared to the first three months of 1999 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment. Average depreciable assets amounted to $4.9 million during the three months ended March 31, 2000 compared to $2.8 million for the same prior year period, an increase of 75.0%.

Other expenses increased $142 thousand, or 44.8%, for the first three months of 2000 compared to the first three months of 1999. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of data processing services paid to the Company's third party processors amounted to $118 thousand, an increase of $53 thousand; professional and stockholder fees amounted to $42 thousand, a decrease of $30 thousand; marketing and advertising costs amounted to $86 thousand, an increase of $42 thousand; stationery, supplies and printing costs amounted to $61 thousand, an increase of $4 thousand; and all other expenses amounted to $152 thousand, an increase of $73 thousand.


Income Tax Expense
The Company's net income for the three months ended March 31, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. The results for the three months ended March 31, 2000 resulted in the Company incurring a current tax liability of approximately $60 thousand. As the Company continues to report earnings, the valuation allowance on the deferred tax assets is being reduced, thereby reducing the total tax expense to zero. Management will continue to evaluate the necessity of a valuation allowance throughout the remainder of the year.

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings
                   The Bank is periodically involved in various legal proceedings as a normal incident to its business. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2.            Changes in Securities
                   Not Applicable.

Item 3.            Defaults Upon Senior Securities
                   Not Applicable.

Item 4.            Submission of Matters to a Vote of Security Holders
                   The annual meeting of shareholders of Community Bancorp of New Jersey was held on April 27, 2000. The following were the results of voting on the seven proposals presented:

                   Note:    Shares Outstanding were..........      1,827,766
                            Shares Voted were.................     1,434,674

                   Proposal No. 1 -  The re-election of nine nominees to the
                                     Board of Directors.

                                     Each Director received at least 97% of the shares voted in favor of their appointment.

                                                                                  Votes
                     Elected Director                       Votes For            Withheld               %
                   ---------------------------------   ----------------      ----------------     -------------
                   Charles P. Kaempffer, CPA                 1,425,737                 8,937             99.4%
                   Morris Kaplan                             1,422,647                12,027             99.2%
                   Robert M. Kaye                            1,425,737                 8,937             99.4%
                   Eli Kramer                                1,425,737                 8,937             99.4%
                   William J. Mehr, Esq.                     1,425,737                 8,937             99.4%
                   Robert D. O'Donnell                       1,397,641                37,033             97.4%
                   Howard M. Schoor                          1,425,737                 8,937             99.4%
                   Arnold G. Silverman                       1,401,973                32,701             97.7%
                   Lewis Wetstein, M.D.                      1,425,737                 8,937             99.4%

                   Proposal No. 2 -  Approval of two Amendments to the Company's
                         APPROVED     Certificate of Incorporation to:

                                              a)  classify    the    Board    of
                                                  Directors  into three classes,
                                                  and
                                              b)  prevent  the  removal  of  the
                                                  Directors   by    shareholders
                                                  without cause.

                                                              Votes        %
                                                            ----------   -----
                                     For Approval........... 704,688     89.2%
                                     Withheld Approval......  84,992
                                     Abstain................  19,585


                   Proposal No. 3 -  Approval of an Amendment  to the  Company's
                         APPROVED Certificate of Incorporation to require the affirmative vote of 80% of the outstanding common stock of the Company for approval of certain business combination transactions and to further require an affirmative vote of 80% of the outstanding common stock to amend this super-majority voting provision.

                                                               Votes        %
                                                            ----------    -----
                                     For Approval...........  693,563     88.2%
                                     Withheld Approval......   92,532
                                     Abstain................   23,170


                   Proposal No. 4 -  Approval of an Amendment  to the  Company's
                         APPROVED Certificate of Incorporation to require advance notification of certain shareholder proposals and nominations.
                                                              Votes         %
                                                            ---------     -----
                                     For Approval........... 742,766      94.0%
                                     Withheld Approval......  47,449
                                     Abstain................  19,050


                   Proposal No. 5 -  Approval of an Amendment  to the  Company's
                         APPROVED Certificate of Incorporation to provide for 1,000,000 shares of series preferred stock, the terms, conditions and designations of which may be set by the Board of Directors at the time of issuance; and to increase the authorized shares of common stock, no par value, to 10,000,000 shares.

                                                              Votes         %
                                                            ----------   ------
                                     For Approval........... 714,372      88.7%
                                     Withheld Approval...... 90,782
                                     Abstain................  4,111


                   Proposal No. 6 -  Approval of the 2000 Employee Stock Option
                         APPROVED    Plan.
                                                               Votes        %
                                                            -----------   -----
                                     For Approval........... 709,568      88.5%
                                     Withheld Approval......  92,051
                                     Abstain................   7,646


                   Proposal No. 7 -  Approval of the 2000 Stock Option Plan for
                         APPROVED    Non-Employee Directors.
                                                               Votes        %
                                                            -----------  ------
                                     For Approval...........  696,935     87.1%
                                     Withheld Approval......  103,172
                                     Abstain.................   9,158


Item 5.            Other Information
                   Not Applicable.

Item 6.            Exhibits and Reports on Form 8-K
                     (a)    Exhibits - None

                     (b)    Reports on Form 8-K

                            The Registrant filed a Current Report on Form 8-K dated January 20, 2000 announcing its fourth quarter 1999 results of operations.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMUNITY BANCORP OF NEW JERSEY
                                              (Issuer)






Date:    May 11, 2000            By: /s/ Robert D. O'Donnell
         ------------                -----------------------
                                     ROBERT D. O'DONNELL
                                     President and Chief Executive Officer






                                 By: /s/ Michael Bis
                                     -----------------
                                     MICHAEL BIS
                                     Vice President and Chief Financial Officer