Form 10QSB
period 2000-06-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2000-08-14
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

     X    Quarterly  report  pursuant to Section 13 or 15 (d) of the  Securities
   ----   Exchange Act of 1934

          For the quarterly period ended            June 30, 2000
                                                    -------------

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

  Common Stock, No Par Value-1,918,957 shares outstanding as of August 7, 2000

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
-------  ---------------------                                          --------

Item 1.  Financial Statements

               Consolidated  Condensed Balance Sheets at June 30, 2000
               (Unaudited) and December 31, 1999                         3

               Consolidated  Condensed  Statements  of Income  for the
               three  and six  months  ended  June  30,  2000 and 1999   4
               (Unaudited)

               Consolidated   Condensed   Statement   of   Changes  in
               Stockholders' Equity at June 30, 2000 (Unaudited)         5

               Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2000 and 1999
               (Unaudited)                                               6

               Notes to Consolidated Condensed Financial Statements
               (Unaudited)                                               7 - 9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10 - 24


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                           25

Item 2.       Changes in Securities and Use of Proceeds                   25

Item 3.       Defaults Upon Senior Securities                             25

Item 4.       Submission of Matters to a Vote of Security Holders       25 - 26

Item 5.       Other Information                                           26

Item 6.       Exhibits and Reports on Form 8-K
                       a.  Exhibits - None                                26
                       b.  Reports on Form 8-K                            26


SIGNATURES                                                                27

                               COMMUNITY BANCORP OF NEW JERSEY
                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   June 30,
                                                                     2000       December 31,
                                                                 (Unaudited)        1999
                                                                  ---------      ---------

ASSETS                                                              (Dollars in thousands)
Cash and cash equivalents:
     Cash and due from banks                                      $   9,005      $   4,991
     Federal funds sold                                              10,455         20,275
                                                                  ---------      ---------
               Total cash and cash equivalents                       19,460         25,266
                                                                  ---------      ---------
Investment securities available-for-sale                             22,532          9,424
Investment securities held-to-maturity (fair value of $10,334
     at June 30, 2000 and $11,093 at December 31, 1999)              10,497         11,245
Loans receivable                                                     99,672         82,632
Allowance for loan loss                                              (1,375)        (1,237)
                                                                  ---------      ---------
               Net loans receivable                                  98,297         81,395
                                                                  ---------      ---------
Premises and equipment, net                                           4,739          4,631
Accrued interest receivable                                             930            643
Other assets                                                            479            207
                                                                  ---------      ---------
               Total Assets                                       $ 156,934      $ 132,811
                                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand                                  $  27,871      $  22,963
     Interest bearing - NOW                                          23,656         16,490
     Savings and money market                                        51,861         43,492
     Certificates of deposit, under $100,000                         21,152         19,574
     Certificates of deposit, $100,000 and over                      12,596         11,509
                                                                  ---------      ---------
               Total deposits                                       137,136        114,028
                                                                  ---------      ---------
Accrued interest payable                                                820            292
Other liabilities                                                       384            265
                                                                  ---------      ---------
               Total liabilities                                    138,340        114,585
                                                                  ---------      ---------
Stockholders' equity
     Common stock - authorized 5,000,000 shares of
           no par value;  issued and outstanding, net of
           treasury shares, 1,918,957 and 1,827,766 shares at
           June 30, 2000 and December 31, 1999, respectively         21,662         20,523
     Accumulated deficit                                             (2,679)        (1,923)
     Accumulated other comprehensive income (loss)                      (26)           (11)
     Treasury stock, 22,357 shares, at cost                            (363)          (363)
                                                                  ---------      ---------
               Total stockholders' equity                            18,594         18,226
                                                                  ---------      ---------
               Total Liabilities and Stockholder's Equity         $ 156,934      $ 132,811
                                                                  =========      =========



          See accompanying notes to consolidated condensed financial statements.

                                 COMMUNITY BANCORP OF NEW JERSEY
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                        ------------------     ----------------
                                                         2000        1999       2000       1999
                                                         ------     ------     ------     ------
                                                      (Dollars in thousands, except per share data)
INTEREST INCOME
     Loans, including Fees                               $1,976     $1,269     $3,698     $2,320
     Federal funds sold                                     149        180        319        318
     Investment securities - taxable                        480        144        892        337
                                                         ------     ------     ------     ------
                Total interest income                     2,605      1,593      4,909      2,975
                                                         ------     ------     ------     ------

INTEREST EXPENSE
     Interest bearing - NOW                                  70         54        132        105
     Savings and money market                               491        379        943        710
     Certificates of deposit                                499        111        952        184
     Short-term borrowings                                   --          1         --          1
                                                         ------     ------     ------     ------
                Total interest expense                    1,060        545      2,027      1,000
                                                         ------     ------     ------     ------
                Net interest income                       1,545      1,048      2,882      1,975
Provision for loan losses                                    80        111        138        222
                                                         ------     ------     ------     ------
                Net interest income after provision
                     for loan losses                      1,465        937      2,744      1,753
                                                         ------     ------     ------     ------

Non-interest income:
     Service fees on deposit accounts                        93         51        179         98
     Other fees and commissions                             172         22        238         33
                                                         ------     ------     ------     ------
                Total non-interest income                   265         73        417        131
                                                         ------     ------     ------     ------

Non-interest expense:
     Salaries and wages                                     597        347      1,117        658
     Employee benefits                                       98         58        184        116
     Occupancy expense                                       93         61        197        108
     Depreciation - occupancy, furniture & equipment        124         92        240        168
     Other                                                  578        313      1,037        630
                                                         ------     ------     ------     ------
                Total non-interest expense                1,490        871      2,775      1,680
                                                         ------     ------     ------     ------

                Net Income                               $  240     $  139     $  386     $  204
                                                         ======     ======     ======     ======

Per Common Share:
     Net income - basic                                  $ 0.12     $0.08      $0.20      $ 0.11
     Net income - diluted                                $ 0.12     $ 0.07     $ 0.20     $ 0.10

Weighted average shares outstanding (in thousands):
     Basic                                                1,919      1,925      1,919      1,930
     Diluted                                              1,929      1,955      1,929      1,961


     See accompanying notes to consolidated condensed financial statements.

                                                  COMMUNITY BANCORP OF NEW JERSEY
                                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Accumulated
                                                                                       Other                           Total
                                          Common     Treasury       Accumulated    Comprehensive    Comprehensive   Stockholders'
                                           Stock       Stock         Deficit        Income (Loss)      Income         Equity
                                           -----       -----         -------        -------------      ------         ------
                                                                         (Dollars in thousands)
Balance December 31, 1999                $ 20,523     $   (363)     $ (1,923)       $    (11)                        $ 18,226

5% stock dividend (91,191 shares)           1,139           --        (1,139)             --                               --
Cash in lieu of fractional shares              --           --            (3)             --                               (3)

Comprehensive Income:
      Net Income                               --            --          386              --         $    386             386
      Increase in unrealized holding
          losses on securities, net            --           --            --             (15)             (15)            (15)
                                                                                                     --------         -------
Total Comprehensive Income                     --           --            --              --         $    371
                                         --------     --------      --------        --------         ========

Balance, June 30, 2000 (Unaudited)       $ 21,662     $   (363)     $ (2,679)       $    (26)                         $ 18,594
                                         ========     ========      ========        ========                          ========



     See accompanying notes to consolidated condensed financial statements.

                                  COMMUNITY BANCORP OF NEW JERSEY
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                          2000           1999
                                                                        --------      --------
                                                                         (Dollars in thousands)
Cash flows from operating activities:
        Net income                                                      $    386      $    204
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization                               240           168
                 Provision for loan losses                                   138           222
                 Accretion of investment discount                            (70)           (1)
                 Amortization of investment premium                            3            --
                 Increase in accrued interest receivable                    (287)         (137)
                 Increase in other assets                                   (265)         (112)
                 Increase in accrued interest payable                        528            25
                 Increase in other liabilities                               119           125
                                                                        --------      --------
                       Net cash provided by operating activities             792           494
                                                                        --------      --------
Cash flows from investing activities:
        Purchases of investment securities held-to-maturity                   --        (9,995)
        Purchases of investment securities available-for-sale            (14,315)           --
        Proceeds from maturities and calls of investment securities        2,000         6,500
        Net increase in loans made to customers                          (17,040)      (17,595)
        Purchases of premises and equipment                                 (348)       (1,036)
                                                                        --------      --------
                       Net cash used in investing activities             (29,703)      (22,126)
                                                                        --------      --------

Cash flows from financing activities:
        Net increase in demand deposits and savings accounts              20,443         9,083
        Net increase in certificates of deposit                            2,665         7,457
        Net increase in short-term borrowings                                 --         3,000
        Stock dividend-cash paid in lieu of fractional shares                 (3)           --
        Net proceeds from common stock issued                                 --         1,014
                                                                        --------      --------

                       Net cash provided by financing activities          23,105        20,554
                                                                        --------      --------

Net decrease in cash and cash equivalents                                 (5,806)       (1,078)
Cash and cash equivalents as of beginning of year                         25,266        28,566
                                                                        --------      --------

Cash and cash equivalents as of end of period                           $ 19,460      $ 27,488
                                                                        ========      ========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                        $  1,499      $    975
        Cash paid during the period for income taxes                    $    167      $     --




     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1999. The results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary, the Community Bank of New Jersey. All significant inter-company accounts and transactions have been eliminated.

NOTE B - EARNINGS PER SHARE

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

NOTE C - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued. Subsequent to this statement, SFAS No. 137 and 138 were issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

NOTE D - STOCK DIVIDEND

On April 5, 2000 the Company's Board of Directors approved a 5% stock dividend that was paid May 1, 2000 to shareholders of record as of April 17, 2000. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 2000 and December 31, 1999 (Dollars in thousands).

                                                                              June 30, 2000 (Unaudited)
                                                             ------------------------------------------------------------
                                                                                Gross           Gross
                                                             Amortized        Unrealized      Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                                ----            -----           ------           -----
Securities available-for-sale:
        U.S. Government and agency securities.........        $ 22,548             $ 12           $ (53)         $22,507
        Other securities..............................              25               --              --               25
                                                              --------             ----           -----          -------
                                                              $ 22,573             $ 12           $ (53)         $22,532
                                                              ========             ====           =====          =======
Securities held-to-maturity:
        U.S. Government and agency securities.........        $  9,997             $ --           $(157)         $ 9,840
        Other securities..............................             500               --              (6)             494
                                                              --------             ----           -----          -------
                                                              $ 10,497             $ --           $(163)         $10,334
                                                              ========             ====           =====          =======

                                                                                   December 31, 1999
                                                             ------------------------------------------------------------
                                                                                Gross           Gross
                                                             Amortized        Unrealized      Unrealized          Fair
                                                                Cost            Gains           Losses           Value
                                                                ----            -----           ------           -----
Securities available-for-sale:
        U.S. Government and agency securities.........        $  9,418             $ --           $ (19)         $ 9,399
        Other securities..............................              25               --              --               25
                                                              --------             ----           ------         -------
                                                              $  9,443             $ --           $ (19)         $ 9,424
                                                              ========             =====          =====          =======
Securities held-to-maturity:
        U.S. Government and agency securities..........       $ 10,745             $ --           $(152)         $10,593
        Other securities...............................            500               --              --              500
                                                              --------             ----          -------         -------
                                                              $ 11,245             $ --          $ (152)         $11,093
                                                              ========             ====          ======          =======


The following table sets forth as of June 30, 2000 the maturity distribution of the Company's investment portfolio (Dollars in thousands).


                                                                   Available-for-sale                 Held-to-maturity
                                                               --------------------------       ---------------------------
                                                               Amortized           Fair         Amortized           Fair
                                                                 Cost             Value           Cost             Value
                                                                 ----             -----           ----             -----
        Due in one year or less......................           $ 14,889          $14,848         $ 4,000          $ 3,945
        Due after one year through five years........              7,659            7,659           5,997            5,895
        Due after five years through ten years.......                 --               --             500              494
        Due after ten years..........................                 25               25               -               --
                                                                --------          -------         -------          -------
                                                                $ 22,573          $22,532         $10,497          $10,334
                                                                ========          =======         =======          =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 2000 and December 31, 1999 (Dollars in thousands).

                                                 Loan Portfolio By Type of Loan
                                     --------------------------------------------------------
                                         June 30, 2000
                                          (Unaudited)                    December 31, 1999
                                     ----------------------           -----------------------
                                     Amount         Percent           Amount          Percent
                                     ------         -------           ------          -------
Commercial and industrial loans     $16,939          16.99%           $15,137          18.32%
Commercial mortgage loans            45,119          45.27%            38,814          46.97%
Residential mortgages                 7,252           7.28%             7,254           8.78%
Construction loans                   15,668          15.72%             8,895          10.76%
Consumer loans                       14,662          14.71%            12,476          15.10%
Other loans                              32           0.03%                56           0.07%
                                    -------         ------            -------         ------

                                    $99,672         100.00%           $82,632         100.00%
                                    =======         ======            =======         ======

The following table represents the activity in the allowance for loan losses for the six month periods ended June 30, 2000 and 1999 and the year ended December 31, 1999 (Dollars in thousands).

                                                        Allowance For Loan Losses
                                              ---------------------------------------
                                                Six Months Ended
                                                     June 30,             Year Ended
                                                   (Unaudited)           December 31,
                                                2000         1999            1999
                                                ----         ----            ----
Balance - beginning of period                 $ 1,237      $   914       $   914
Charge-offs                                        --           (2)           (2)
Recoveries                                         --           --            --
                                              -------      -------       -------
Net (charge-offs) recoveries                       --           (2)           (2)
Provision for loan losses                         138          222           325
                                              -------      -------       -------

Balance - end of period                       $ 1,375      $ 1,134       $ 1,237
                                              =======      =======       =======
Balance of Allowance at period-end as a %
    of loans at period-end                       1.38%        1.79%         1.50%
                                              =======      =======       =======



COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and
Results of Operations


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at June 30, 2000 increased by $24.1 million, or 18.1%, to $156.9 million compared to $132.8 million at December 31, 1999. Total assets averaged $137.2 million in the first six months of 2000, a $38.3 million, or 38.7%, increase from the 1999 full year average of $98.9 million. Average loans increased $24.5 million, or 38.6%, to $87.9 million in the first six months of 2000, from the 1999 full year average of $63.4 million. Average investment securities increased by $16.7 million, or 134.7%, to $29.1 million; average Federal funds sold decreased by $4.7 million, or 30.3%, to $10.8 million; the average of all other assets increased by $2.0 million, or 23.0%, to $10.7 million; and the loan loss reserve average increased $203 thousand, or 18.6%, to $1.3 million during the first six months of 2000 compared to the full year 1999 averages.

These increases in average assets were funded primarily by a $37.8 million, or 47.4%, increase in average deposits, as the first six months of 2000 average deposits increased to $117.6 million from the full year 1999 average of $79.8 million.


Lending Activity
----------------

Total loans at June 30, 2000 were $99.7 million, a 20.7%, or $17.1 million increase from December 31, 1999. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $6.3 million in commercial mortgage loans, $6.8 million in construction loans, $2.2 million in consumer loans and $1.8 million in commercial and industrial loans.

The 20.7% increase in loans at June 30, 2000 compared to December 31, 1999 is partially attributable to greater penetration of our marketplace and an improvement in the general economic environment in New Jersey. We opened our second office in downtown Freehold, New Jersey, in September 1997, our third office in Howell, New Jersey, in November 1998 our fourth office in Matawan, New Jersey, in February 1999, and our fifth branch in Manalapan, New Jersey, during November, 1999. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans.

Our loans are primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. We believe that our strategy of customer service, competitive rate structures, and selective marketing will continue to enable us to gain market entry to local loans and deposits. Bank mergers and consolidations have also contributed to our efforts to attract borrowers and depositors. We intend to continue to pursue quality loans in all lending categories within our market area.

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $1.4 million, or 1.38% of total loans, at June 30, 2000 compared to $1.2 million, or 1.50% of total loans, at December 31, 1999. At June 30, 2000 and December 31, 1999, we had no non-performing loans.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside, independent loan review auditors, our Directors Loan Review Committee and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors we feel deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e. - loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although we attempt to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgements about information available to them at the time of their examination.


Investment Securities Activity
------------------------------

Investment securities increased by $12.3 million, or 59.4%, to $33.0 million at June 30, 2000 compared to $20.7 million at December 31, 1999. During the period ended June 30, 2000, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale amounting to $14.3 million, which was partially off-set by maturities and calls amounting to $2.0 million.

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2000, investment securities of $22.5 million, or 68.2% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $10.5 million, or 31.8% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits
--------

Deposits are our primary source of funds. Total deposits increased by $23.1 million, or 20.3%, to $137.1 million at June 30, 2000 compared to $114.0 million at December 31, 1999. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. In the first and fourth quarter of 1999, we opened two new offices, which have contributed to our deposit growth.

Average total deposits increased by $37.8 million, or 47.4%, to $117.6 million for the six months ended June 30, 2000 compared to the 1999 full year average of $79.8 million. Changes in the deposit mix averages for the six months ended June 30, 2000 compared to the 1999 full year averages include a $7.3 million, or 21.0%, increase in savings deposits; a $2.3 million, or 17.4%, increase in NOW account deposits; a $20.0 million, or 157.5%, increase in time deposits; a $0.4 million, or 14.8%, increase in money market deposits; and a $7.8 million, or 47.6%, increase in non-interest bearing demand deposits. Average certificates of deposit increased due primarily to the Manalapan branch opening promotions during the fourth quarter of 1999 and to the acceptance of municipal deposits starting in December, 1999. For the first six months of 2000, the Manalapan branch certificates of deposit averaged $9.8 million and certificates of deposit to municipal agencies averaged $5.7 million.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $46.1 million at June 30, 2000, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve. As of June 30, 2000 we did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


Liquidity
---------

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 12.4% and 19.1% of our total assets at June 30, 2000 and December 31, 1999, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at June 30, 2000 was increased deposits, the utilization of Federal funds sold, and to a lesser extent proceeds from maturities and calls of investment securities. Deposit increases amounted to $23.1 million for the six months ended June 30, 2000; Federal funds sold reductions provided

$9.8 million in funding; and proceeds from maturities and calls of investment securities amounted to $2.0 million. During the first six months of 2000, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $17.0 million, securities purchases amounting to $14.3 million and purchases of premises and equipment used primarily for operations expansion, amounting to $0.3 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at June 30, 2000 amounted to $22.5 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit in the amount of $9.0 million for the purchase of Federal funds with other financial institutions.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.



Capital Resources
-----------------

Stockholder's equity increased by $368 thousand at June 30, 2000 compared to December 31, 1999. The changes in stockholders' equity during the six months ended June 30, 2000 were comprised of an increase from net income of $386 thousand partially off-set by an increase of $15 thousand in the unrealized losses, net of taxes, in the available-for-sale investment securities portfolio, and the payment of $3 thousand of cash in lieu of fractional shares from a stock dividend.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Bank's Federal regulator, the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses and certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 100%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. Our Regulators have also adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by 100 to 200 basis points.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 2000 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                           June 30, 2000                        Regulatory Requirement
                                        ---------------------           -----------------------------------
                                        Company         Bank              Minimum        "Well Capitalized"
Risk-based Capital:
Tier I capital ratio...........         17.00%         17.01%              4.00%                6.00%
Total capital ratio............         18.25%         18.26%              8.00%               10.00%
Leverage ratio..................        13.03%         13.03%           3.00%-5.00%        5.00% or greater


In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 10.00%. As of June 30, 2000 the Bank's ratio of equity capital to total assets was 11.87%.

As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory and "well capitalized" requirements.


Impact of Inflation and Changing Prices
---------------------------------------

Our financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RESULTS OF OPERATIONS for the six months ended June 30, 2000 compared to the six months ended June 30, 1999


Net Income
----------

We earned $386 thousand, or $0.20 net income per share on a basic and diluted basis, for the six months ended June 30, 2000, compared to net income of $204 thousand, or $0.11 per basic and $0.10 per diluted share, for the six months ended June 30, 1999. The increase in net income was primarily due to a $907 thousand, or 45.9%, increase in net interest income, a $286 thousand, or 218.3%, increase in non-interest income and a $84 thousand, or 37.8%, decrease in the provision for loan losses; these items were partially offset by a $1.1 million, or 65.2%, increase in non-interest expenses. Our net income for the six months ended June 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the six months ended June 30, 2000, we also did not recognize any income tax expense. Tax expense for the period was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset as of June 30, 2000. We would have reported income tax expense of approximately $140 thousand without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce our valuation allowance to zero, and begin to record income tax expense in the first quarter of 2001.

Net Interest Income
-------------------

Net interest income increased $907 thousand, or 45.9%, to $2.9 million for the six months ended June 30, 2000 from $2.0 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $8.1 million, or 30.8%, for the first six months of 2000 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the six months ended June 30, 2000 declined to 4.52% from 4.95% for the same prior year period. The decline in the net interest margin resulted primarily from an increase in the amount of interest earning assets being funded by interest bearing liabilities. In prior periods, a higher proportion of assets were funded by non-interest bearing sources of funds such as non-interest bearing demand deposits and shareholders' equity. During December, 1998 and January, 1999, we completed a secondary stock offering which resulted in net proceeds of $7.6 million. This non-interest source of funds supported earning asset growth during the first half of 1999.

Interest income increased $1.9 million, or 63.3%, to $4.9 million for the six months ended June 30, 2000 compared to $3.0 million for the same period in 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.4 million and volume related increases in income of $465 thousand in the investment securities portfolio, and was offset by volume related decreases in income of $65 thousand in Federal funds sold as our growth resulted in an increase in average earning assets of $47.5 million, or 59.1%, to $127.9 million for the six months ended June 30, 2000 compared to $80.4 million for the same period in 1999.

The $1.8 million volume related increase in total interest income was increased by $100 thousand from rate related increases as interest rates on earning assets repriced to current higher yields. Total interest income was further increased by $14 thousand as a result of one additional day during the first half of 2000 compared to the first half of 1999.

Interest expense for the first six months of 2000 increased $1.0 million, or 100.0%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $913 thousand of the expense increase; $108 thousand attributable to net rate related increases; and $6 thousand due to one additional day in the first half of 2000. The volume related increases in interest bearing liabilities and expense rate increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and the six months ended June 30, 2000 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                Three Months Ended                    Three Months Ended
                                                                   June 30, 2000                          June 30, 1999
                                                       -----------------------------------     ----------------------------------
                                                       Average         Interest    Average     Average      Interest      Average
                                                       Balance      Income/Expense   Rate      Balance   Income/Expense    Rate
                                                       -------      --------------   ----      -------   --------------    ----
                                                                             (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold                             $   9,507       $     149     6.29%  $  15,214     $     180        4.75%
        Investment Securities                             31,101             480     6.17%     10,389           144        5.48%
        Loans (net of unearned income) (1) (2)            92,500           1,976     8.57%     60,049         1,269        8.48%
                                                       ---------       ---------            ---------     ---------

                Total Interest Earning Assets            133,108           2,605     7.85%     85,652         1,593        7.46%
                                                       ---------       ---------            ---------     ---------

Non-Interest Earning Assets:
        Loan Loss Reserve                                 (1,342)                              (1,066)
        All Other Assets                                  11,150                                8,239
                                                       ---------                            ---------
                Total Assets                           $ 142,916                            $  92,825
                                                       =========                            =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits                                   $  16,683              70     1.68%  $  13,094            54        1.65%
        Savings Deposits                                  43,189             460     4.27%     33,943           354        4.18%
        Money Market Deposits                              3,209              31     3.87%      2,707            26        3.79%
        Time Deposits                                     33,794             499     5.92%      8,820           111        5.05%
        Short-term Borrowings                                 --              --     0.00%         34             1        5.93%
                                                       ---------       ---------            ---------     ---------

                Total Interest Bearing Liabilities        96,875           1,060     4.39%     58,598           545        3.73%
                                                       ---------       ---------            ---------     ---------

Non-Interest Bearing Liabilities:
        Demand Deposits                                   26,229                               15,266
        Other Liabilities                                  1,353                                  558
                                                       ---------                            ---------

                Total Non-Interest Bearing Liabilities    27,582                               15,824
                                                       ---------                            ---------

Stockholders' Equity                                      18,459                               18,403
                                                       ---------                            ---------

                Total Liabilities and Stockholders'
                Equity                                 $ 142,916                            $  92,825
                                                       =========                            =========

NET INTEREST INCOME                                                    $   1,545                          $   1,048
                                                                       =========                          =========

NET INTEREST SPREAD (3)                                                              3.46%                                 3.73%

NET INTEREST MARGIN (4)                                                              4.66%                                 4.91%


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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                  Six Months Ended                     Six Months Ended
                                                                   June 30, 2000                         June 30, 1999
                                                    --------------------------------------     ---------------------------------
                                                       Average         Interest    Average     Average      Interest      Average
                                                       Balance      Income/Expense   Rate      Balance   Income/Expense    Rate
                                                       -------      --------------   ----      -------   --------------    ----
                                                                             (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold                             $  10,804       $     319     5.92%  $  13,555     $     318        4.73%
        Investment Securities                             29,107             892     6.13%     12,175           337        5.51%
        Loans (net of unearned income) (1) (2)            87,944           3,698     8.43%     54,665         2,320        8.56%
                                                       ---------       ---------            ---------     ---------

                Total Interest Earning Assets            127,855           4,909     7.70%     80,395         2,975        7.46%
                                                       ---------       ---------            ---------     ---------

Non-Interest Earning Assets:
        Loan Loss Reserve                                 (1,297)                              (1,012)
        All Other Assets                                  10,678                                7,798
                                                       ---------                            ---------

                Total Assets                           $ 137,236                            $  87,181
                                                       =========                            =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits                                   $  15,530             132     1.70%  $  12,453           105        1.70%
        Savings Deposits                                  42,096             885     4.22%     31,780           660        4.19%
        Money Market Deposits                              3,078              58     3.78%      2,672            50        3.81%
        Time Deposits                                     32,675             952     5.84%      7,110           184        5.22%
        Short-term Borrowings                                 --              --     0.00%         17             1        5.93%
                                                       ---------       ---------            ---------     ---------

                Total Interest Bearing Liabilities        93,379           2,027     4.35%     54,032         1,000        3.73%
                                                       ---------       ---------            ---------     ---------

Non-Interest Bearing Liabilities:
        Demand Deposits                                   24,233                               14,213
        Other Liabilities                                  1,234                                  540

                Total Non-Interest Bearing Liabilities    25,467                               14,753
                                                       ---------                            ---------

Stockholders' Equity                                      18,390                               18,396
                                                       ---------                            ---------

                Total Liabilities and Stockholders'
                Equity                                 $ 137,236                            $  87,181
                                                       =========                            =========

NET INTEREST INCOME                                                    $   2,882                          $   1,975
                                                                       =========                          =========

NET INTEREST SPREAD (3)                                                              3.35%                                 3.73%

NET INTEREST MARGIN (4)                                                              4.52%                                 4.95%



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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME




                                             Three Months Ended June 30, 2000                Six Months Ended June 30, 2000
                                              Compared to Three Months Ended                  Compared to Six Months Ended
                                                      June 30, 1999                                  June 30, 1999
                                            ----------------------------------       ----------------------------------------------
                                               Increase (Decrease) Due To                     Increase (Decrease) Due To
                                            ----------------------------------       ----------------------------------------------
                                             Volume       Rate          Net           Volume        Rate        Time         Net
                                            ---------   ---------    ---------       ---------    ---------    -------    ---------
                                                      (In thousands)                       (In thousands)
Interest Earned On:
        Federal Funds Sold                 $   (68)     $    37     $   (31)     $   (65)     $    64      $     2      $     1
        Investment Securities                  282           54         336          465           91           (1)         555
        Loans (net of unearned income)         686           21         707        1,420          (55)          13        1,378

                Total Interest Income          900          112       1,012        1,820          100           14        1,934

Interest Paid On:
        NOW Deposits                            15            1          16           26           --            1           27
        Savings Deposits                        96           10         106          215            6            4          225
        Money Market Deposits                    5            1           6            8           --           --            8
        Time Deposits                          314           74         388          665          102            1          768
        Short-term Borrowings                   (1)          --          (1)          (1)          --           --           (1)

                Total Interest Expense         429           86         515          913          108            6        1,027

                Net Interest Income        $   471      $    26     $   497      $   907      $    (8)     $     8      $   907



                                       19

Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $138 thousand for the first six months of 2000 compared to a provision of $222 thousand for the same period in 1999. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at June 30, 2000, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.4 million, or 1.38% of total loans, at June 30, 2000.


Non-Interest Income
-------------------

Total non-interest income was $417 thousand for the first six months of 2000 compared to $131 thousand for the first six months of 1999, an increase of $286 thousand, or 218.3%. The increase was attributable to an increase in service fees on deposits of $81 thousand, or 82.7%, and an increase in other fees and commissions of $205 thousand, or 621.2%. The growth in service fees on deposits reflects the growth in transaction account average deposits, which increased to $24.2 million from $14.2 million, or an increase of 70.4% for the six months ended June 30, 2000 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans which increased by $171 thousand at June 30, 2000 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $34 thousand, resulted primarily from the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $2.8 million for the six months ended June 30, 2000, an increase of $1.1 million, or 64.7%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $527 thousand, or 68.1%, and reflected increases in the number of employees from 46 full-time equivalents for the period ended June 30, 1999 to 70 full-time equivalents for the period ended June 30, 2000. The increase in personnel is primarily attributable to the opening of the Manalapan, New Jersey office in November 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $89 thousand, or 82.4%, for the first six months of 2000 compared to the same period in 1999. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices in addition to costs on two new branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $72 thousand, or 42.9%, for the first six months of 2000 compared to the first six months of 1999 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $407 thousand, or 64.6%, for the first six months of 2000 compared to the first six months of 1999. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $277 thousand, an increase of $114 thousand; professional and stockholder related costs amounted to $145 thousand, a decrease of $3 thousand; marketing and advertising costs amounted to $173 thousand, an increase of $107 thousand; stationery, supplies and printing costs amounted to $124 thousand, an increase of $21 thousand; communications expenses amounted to $61 thousand, an increase of $27 thousand; and all other expenses amounted to $257 thousand, an increase of $141 thousand.


Income Tax Expense
------------------

Our net income for the six months ended June 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the six months ended June 30, 2000, we did not recognize any income tax expense. Tax expense for the period was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset as of June 30, 2000. We would have reported income tax expense of approximately $140 thousand without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce our valuation allowance to zero, and begin to record income tax expense in the first quarter of 2001.




RESULTS OF OPERATIONS for the three months ended June 30, 2000 compared to the three months ended June 30, 1999


Net Income
----------

For the quarter ended June 30, 2000, we earned $240 thousand compared to $139 thousand for the same period last year. Basic and diluted net income per share for the second quarter of 2000 was $0.12, compared to net income per share for basic and diluted shares of $0.08 and $0.07, respectively, for the second quarter of 1999. The increase in net income was primarily due to a $497 thousand, or 47.4%, increase in net interest income, a $192 thousand, or 263.0%, increase in non-interest income and a $31 thousand, or 27.9%, decrease in the provision for loan losses; these items were partially offset by a $619 thousand, or 71.1%, increase in non-interest expenses. Our net income for the three months ended June 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the three months ended June 30, 2000, we also did not recognize any income tax expense. Tax expense for the period was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset as of June 30, 2000. For the quarter ended June 30, 2000, we would have reported income tax expense of approximately $80 thousand without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce our valuation allowance to zero, and begin to record income tax expense in the first quarter of 2001.


Net Interest Income
-------------------

Net interest income increased $497 thousand, or 47.4%, to $1.5 million for the three months ended June 30, 2000 from $1.0 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $9.2 million, or 33.9%, for the second quarter of 2000 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended June 30, 2000 declined to 4.66% from 4.91% for the same prior year period. The decline in the net interest margin resulted primarily from an increase in the amount of interest earning assets being funded by interest bearing liabilities rather than non-interest bearing sources of funds. During December, 1998 and January, 1999, we completed a secondary stock offering which resulted in net proceeds of $7.6 million. This non-interest source of funds supported earning asset growth during the first half of 1999.

Interest income increased $1.0 million, or 62.5%, to $2.6 million for the three months ended June 30, 2000 compared to $1.6 million for the same period in 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $686 thousand, volume related increases in income of $282 thousand in the investment securities portfolio, and was offset by volume related decreases in income of $68 thousand in Federal funds sold as our growth resulted in an increase in average earning assets of $47.5 million, or 55.4%, to $133.1 million for the three months ended June 30, 2000 compared to $85.6 million for the same period in 1999.

The $900 thousand volume related increase in total interest income was increased by $112 thousand from rate related increases as interest rates on earning assets repriced to current higher yields.

Interest expense for the second quarter of 2000 increased $515 thousand, or 94.5%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $429 thousand of the expense increase and $86 thousand was attributable to net rate related increases. The volume related increases in interest bearing liabilities and expense rate increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.


Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $80 thousand for the second quarter of 2000 compared to a provision of $111 thousand for the same period in 1999. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at June 30, 2000, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.4 million, or 1.38% of total loans, at June 30, 2000.


Non-Interest Income
-------------------

Total non-interest income was $265 thousand for the second quarter of 2000 compared to $73 thousand for the second quarter of 1999, an increase of $192 thousand, or 263.0%. The increase was attributable to an increase in service fees on deposits of $42 thousand, or 82.4%, and an increase in other fees and commissions of $150 thousand, or 681.8%. The growth in service fees on deposits reflects the growth in transaction account average deposits, which increased to $26.2 million from $15.3 million, or an increase of 71.2% for the three months ended June 30, 2000 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans which increased by $134 thousand for the quarter ended June 30, 2000 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions amounting to $16 thousand resulted primarily from our continued growth.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $1.5 million for the three months ended June 30, 2000, an increase of $619 thousand, or 71.1%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $290 thousand, or 71.6%, and reflected increases in the number of employees from 46 full-time equivalents for the period ended June 30, 1999 to 70 full-time equivalents for the period ended June 30, 2000. The increase in personnel is primarily attributable to the opening of the Manalapan, New Jersey office in November 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $32 thousand, or 52.5%, for the second quarter of 2000 compared to the same period in 1999. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices in addition to costs on the Manalapan branch office.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $32 thousand, or 34.8%, for the second quarter of 2000 compared to the second quarter of 1999 due primarily to depreciation costs associated with the new facility and on purchases of enhanced computer processing equipment.

Other expenses increased $265 thousand, or 84.7%, for the second quarter of 2000 compared to the second quarter of 1999. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $159 thousand, an increase of $61 thousand; professional and stockholder related costs amounted to $103 thousand, an increase of $27 thousand; marketing and advertising costs amounted to $87 thousand, an increase of $65 thousand; stationery, supplies and printing costs amounted to $63 thousand, an increase of $17 thousand; communications expenses amounted to $32 thousand, an increase of $15 thousand; and all other expenses amounted to $134 thousand, an increase of $80 thousand.


Income Tax Expense
------------------

Our net income for the three months ended June 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the three months ended June 30, 2000, we did not recognize any income tax expense. Tax expense for the period was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset as of June 30, 2000. For the quarter ended June 30, 2000, we would have reported income tax expense of approximately $80 thousand without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce our valuation allowance to zero, and begin to record income tax expense in the first quarter of 2001.

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

Item 2.            Changes in Securities
                   ---------------------
                   Not Applicable.


Item 3.            Defaults Upon Senior Securities
                   -------------------------------
                   Not Applicable.


Item 4.            Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

                   The annual meeting of shareholders of Community Bancorp of New Jersey was held on April 27, 2000. The following were the results of voting on the seven proposals presented:

                   Note:    Shares Outstanding were..............      1,827,766

                            Shares Voted were....................      1,434,674

                   Proposal No. 1 - The re-election of nine nominees to the Board of Directors.

                   Note: Each Director received at least 97% of the shares voted in favor of their appointment.

                     Elected Director            Votes For    Votes Withheld      %
                     ----------------            ---------    --------------      -
                   Charles P. Kaempffer, CPA     1,425,737           8,937       99.4%
                   Morris Kaplan                 1,422,647          12,027       99.2%
                   Robert M. Kaye                1,425,737           8,937       99.4%
                   Eli Kramer                    1,425,737           8,937       99.4%
                   William J. Mehr, Esq.         1,425,737           8,937       99.4%
                   Robert D. O'Donnell           1,397,641          37,033       97.4%
                   Howard M. Schoor              1,425,737           8,937       99.4%
                   Arnold G. Silverman           1,401,973          32,701       97.7%
                   Lewis Wetstein, M.D.          1,425,737           8,937       99.4%

                   Proposal No. 2 - Approval of two Amendments to the Company's
                      APPROVED      Certificate of  Incorporation to:

                                    a) classify the Board of Directors into
                                    three classes, and

                                    b) prevent the removal of the Directors by shareholders without cause.

                                                         Votes              %
                                                        -------           -----
                       For Approval..............       704,688           89.2%
                       Withheld Approval.........        84,992
                       Abstain...................        19,585

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

                                                         Votes              %
                                                        -------           -----
                       For Approval..............       693,563           88.2%
                       Withheld Approval.........        92,532
                       Abstain...................        23,170

                   Proposal No. 4 - Approval of an Amendment to the Company's
                      APPROVED Certificate of Incorporation to require advance notification of certain shareholder proposals and nominations.


                                                         Votes              %
                                                        -------           -----
                       For Approval..............       742,372           88.7%
                       Withheld Approval.........        47,449
                       Abstain...................        19,050

                   Proposal No. 5 - Approval of an Amendment to the Company's
                      APPROVED Certificate of Incorporation to provide for 1,000,000 shares of series preferred stock, the terms, conditions and designations of which may be set by the Board of Directors at the time of issuance; and to increase the authorized shares of common stock, no par value, to 10,000,000 shares.

                                                         Votes              %
                                                        -------           -----
                       For Approval..............       714,372           88.7%
                       Withheld Approval.........        90,782
                       Abstain....................        4,111

                   Proposal No. 6 - Approval of the 2000 Employee Stock Option
                      APPROVED      Plan.

                                                         Votes              %
                                                        -------           -----
                       For Approval..............       709,568           88.5%
                       Withheld Approval.........        92,051
                       Abstain...................         7,646

                   Proposal No. 7 - Approval of the 2000 Stock Option Plan for
                      APPROVED      Non-Employee Directors.

                                                         Votes              %
                                                        -------           -----
                       For Approval...............      696,935           87.1%
                       Withheld Approval..........      103,172
                       Abstain....................        9,158


Item 5.            Other Information
                   -----------------
                   Not Applicable.

Item 6.            Exhibits and Reports on Form 8-K
                   --------------------------------
                     (a)    Exhibits - None

                     (b)    Reports on Form 8-K

                            The Registrant filed a Current Report on Form 8-K dated July 27, 2000 announcing its second quarter 2000 results of operations.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMUNITY BANCORP OF NEW JERSEY
                                -------------------------------
                                            (Issuer)


Date:    August 7, 2000         By:   /s/ROBERT D. O'DONNELL
         --------------               -------------------
                                      ROBERT D. O'DONNELL
                                      President and Chief Executive Officer


                                By:   /s/MICHAEL BIS
                                      --------------
                                      MICHAEL BIS
                                      Vice President and Chief Financial Officer