Form 10QSB
period 2000-09-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2000-11-13
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)

     X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2000

     ___  Transition report under Section 13 or 15 (d) of the Exchange Act


         For the transition period from  ___________ to _________________


                        Commission file number 000-26587
                                               ---------

                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact name of registrant as specified in its charter)

           New Jersey                                       22-3666589
-----------------------------------                     ------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


                3535 Highway 9 North, Freehold, New Jersey 07728
                    (Address of principal executive offices)

                                 (732) 863-9000
                (Issuer's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes            X                         No
                ---------------                        ------------------


Common Stock, No Par Value-1,918,957 shares outstanding as of November 7, 2000

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at September 30, 2000
         (Unaudited) and December 31, 1999                                   3

         Consolidated Condensed Statements of Income for the three and
         nine months ended September 30, 2000 and 1999 (Unaudited)           4

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity at September 30, 2000 (Unaudited)                            5

         Consolidated  Condensed Statements of Cash Flows for the three
         and nine months ended September 30, 2000 and 1999  (Unaudited)      6

         Notes to Consolidated Condensed Financial Statements (Unaudited)   7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10-24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 2.  Changes in Securities and Use of Proceeds                          25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                  25

Item 6.  Exhibits and Reports on Form 8-K
                  a.  Exhibits - None                                       25
                  b.  Reports on Form 8-K                                   25


SIGNATURES                                                                  26

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              September 30,
                                                                                  2000                 December 31,
                                                                               (Unaudited)                1999
                                                                              --------------         ---------------
                                                                               (Dollars  in
                                                                                 thousands)

ASSETS Cash and cash equivalents:
       Cash and due from banks                                                 $   5,730                 $   4,991
       Federal funds sold                                                         16,500                    20,275
----------------------------------------------------------------------------   ---------                 ---------

                 Total cash and cash equivalents                                  22,230                    25,266
----------------------------------------------------------------------------   ---------                 ---------

Investment securities available-for-sale                                          22,007                     9,424
Investment securities held-to-maturity (fair value of $10,385
       at September 30, 2000 and $11,093 at December 31, 1999)                    10,497                    11,245
Loans receivable                                                                 105,298                    82,632
Allowance for loan loss                                                           (1,430)                   (1,237)
----------------------------------------------------------------------------   ---------                 ---------
                 Net loans receivable                                            103,868                    81,395
----------------------------------------------------------------------------   ---------                 ---------

Premises and equipment, net                                                        4,849                     4,631
Accrued interest receivable                                                        1,050                       643
Other assets                                                                         529                       207
----------------------------------------------------------------------------   ---------                 ---------

                 Total Assets                                                  $ 165,030                 $ 132,811
----------------------------------------------------------------------------   =========                 =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
       Non-interest bearing demand                                             $  29,648                 $  22,963
       Interest bearing - NOW                                                     15,542                    16,490
       Savings and money market                                                   55,131                    43,492
       Certificates of deposit, under $100,000                                    30,006                    19,574
       Certificates of deposit, $100,000 and over                                 14,298                    11,509
----------------------------------------------------------------------------   ---------                 ---------

                 Total deposits                                                  144,625                   114,028
----------------------------------------------------------------------------   ---------                 ---------


Accrued interest payable                                                           1,028                       292
Other liabilities                                                                    415                       265
----------------------------------------------------------------------------   ---------                 ---------

                 Total liabilities                                               146,068                   114,585
----------------------------------------------------------------------------   ---------                 ---------


Stockholders' equity
       Commonstock - authorized 5,000,000 shares of no par value; issued and outstanding, net of treasury shares, 1,918,957 and 1,827,766 shares
          at September 30, 2000 and December 31, 1999, respectively               21,662                    20,523
       Accumulated deficit                                                        (2,327)                   (1,923)
       Accumulated other comprehensive income (loss)                                 (10)                      (11)
       Treasury stock, 22,357 shares, at cost                                       (363)                     (363)
----------------------------------------------------------------------------   ---------                 ---------
                 Total stockholders' equity                                       18,962                    18,226
----------------------------------------------------------------------------   ---------                 ---------

                 Total Liabilities and Stockholder's Equity                    $ 165,030                 $ 132,811
----------------------------------------------------------------------------   =========                 =========



     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                            Three Months Ended
                                                                              September 30,
                                                                    -----------------------------------
                                                                        2000                 1999
                                                                    -----------------------------------
                                                               (Dollars in thousands, except per share data)
INTEREST INCOME
       Loans, including Fees                                               $2,233               $1,404
       Federal funds sold                                                     299                  198
       Investment securities - taxable                                        516                  142
---------------------------------------------------------------     --------------       --------------
                      Total interest income                                 3,048                1,744
---------------------------------------------------------------     --------------       --------------

INTEREST EXPENSE
       Interest bearing - NOW                                                  75                   57
       Savings and money market                                               596                  402
       Certificates of deposit                                                704                  169
       Short-term borrowings                                                    -                    -
---------------------------------------------------------------     --------------       --------------
                      Total interest expense                                1,375                  628
---------------------------------------------------------------     --------------       --------------
                      Net interest income                                   1,673                1,116
Provision for loan losses                                                      55                   45
---------------------------------------------------------------     --------------       --------------
                      Net interest income after provision
                             for loan losses                                1,618                1,071
---------------------------------------------------------------     --------------       --------------

Non-interest income:
       Service fees on deposit accounts                                        88                   67
       Other fees and commissions                                             108                  102
---------------------------------------------------------------     --------------       --------------
                      Total non-interest income                               196                  169
---------------------------------------------------------------     --------------       --------------

Non-interest expense:
       Salaries and wages                                                     588                  404
       Employee benefits                                                       89                   60
       Occupancy expense                                                       86                   81
       Depreciation - occupancy, furniture & equipment                        117                   91
       Other                                                                  571                  444
---------------------------------------------------------------     --------------       --------------
                      Total non-interest expense                            1,451                1,080
---------------------------------------------------------------     --------------       --------------

                      Income before income taxes                              363                  160
Income tax expense                                                             12                    -
---------------------------------------------------------------     --------------       --------------

                      Net Income                                            $ 351                $ 160
---------------------------------------------------------------     ==============       ==============

Per Common Share:
       Net income - basic                                                   $0.18                $0.08
       Net income - diluted                                                 $0.18                $0.08

Weighted average shares outstanding (in thousands):
       Basic                                                                1,919                1,919
       Diluted                                                              1,937                1,951


                                                                              Nine Months Ended
                                                                                September 30,
                                                                      -----------------------------------
                                                                          2000                 1999
                                                                      -----------------------------------
                                                                  (Dollars in thousands, except per share data)
INTEREST INCOME
       Loans, including Fees                                                 $5,931               $3,617
       Federal funds sold                                                       618                  516
       Investment securities - taxable                                        1,408                  479
-----------------------------------------------------------           --------------       --------------
                      Total interest income                                   7,957                4,612
-----------------------------------------------------------           --------------       --------------

INTEREST EXPENSE
       Interest bearing - NOW                                                   207                  162
       Savings and money market                                               1,539                1,112
       Certificates of deposit                                                1,656                  353
       Short-term borrowings                                                      -                    1
-----------------------------------------------------------           --------------       --------------
                      Total interest expense                                  3,402                1,628
-----------------------------------------------------------           --------------       --------------
                      Net interest income                                     4,555                2,984
Provision for loan losses                                                       193                  267
-----------------------------------------------------------           --------------       --------------
                      Net interest income after provision
                             for loan losses                                  4,362                2,717
-----------------------------------------------------------           --------------       --------------

Non-interest income:
       Service fees on deposit accounts                                         267                  165
       Other fees and commissions                                               346                  242
-----------------------------------------------------------           --------------       --------------
                      Total non-interest income                                 613                  407
-----------------------------------------------------------           --------------       --------------

Non-interest expense:
       Salaries and wages                                                     1,705                1,062
       Employee benefits                                                        273                  176
       Occupancy expense                                                        283                  189
       Depreciation - occupancy, furniture & equipment                          357                  259
       Other                                                                  1,608                1,074
-----------------------------------------------------------           --------------       --------------
                      Total non-interest expense                              4,226                2,760
-----------------------------------------------------------           --------------       --------------

                      Income before income taxes                                749                  364
Income tax expense                                                               12                    -
-----------------------------------------------------------           --------------       --------------

                      Net Income                                              $ 737                $ 364
-----------------------------------------------------------           ==============       ==============

Per Common Share:
       Net income - basic                                                     $0.38                $0.19
       Net income - diluted                                                   $0.38                $0.19

Weighted average shares outstanding (in thousands):
       Basic                                                                  1,919                1,926
       Diluted                                                                1,932                1,957


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Common                Treasury               Accumulated
                                                                     Stock                  Stock                  Deficit
                                                                ----------------       ----------------       ------------------
                                                                                    (Dollars in thousands)

Balance December 31, 1999 ............................                $20,523                 $ (363)                 $(1,923)

5% stock dividend (91,191 shares).....................                  1,139                      -                   (1,139)
Cash in lieu of fractional shares.....................                      -                      -                       (2)

Comprehensive Income:
        Net Income....................................                      -                      -                      737
        Increase in unrealized holding
               losses on securities, net..............                      -                      -                        -


Total Comprehensive Income............................                      -                      -                        -
                                                                ----------------       ----------------       ------------------

Balance, June 30, 2000 (Unaudited) ...................                $21,662                 $ (363)                 $(2,327)
                                                                ================       ================       ==================


                                                             Accumulated
                                                                 Other                                                 Total
                                                             Comprehensive          Comprehensive                 Stockholders'
                                                             Income (Loss)            Income                         Equity
                                                          ------------------     ----------------------     ----------------------

Balance December 31, 1999 ............................              $ (11)                                             $ 18,226

5% stock dividend (91,191 shares).....................                  -                                                     -
Cash in lieu of fractional shares.....................                  -                                                    (2)

Comprehensive Income:
        Net Income....................................                  -                      $ 737                        737
        Increase in unrealized holding
               losses on securities, net..............                  1                          1                          1
                                                                                 ----------------------     ----------------------

Total Comprehensive Income............................                  -                      $ 738
                                                          ------------------     ======================

Balance, June 30, 2000 (Unaudited) ...................              $ (10)                                             $ 18,962
                                                          ==================                                ======================


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         Nine Months Ended September 30,
                                                                                   ------------------------------------------
                                                                                         2000                     1999
                                                                                   ------------------      ------------------
                                                                                              (Dollars in thousands)
Cash flows from operating activities:
          Net income ....................................................                      $ 737                   $ 364
          Adjustments to reconcile net income to net cash
                 provided by (used in) operating activities:
                       Depreciation and amortization ....................                        357                     259
                       Provision for loan losses ........................                        193                     267
                       Accretion of investment discount .................                       (113)                     (1)
                       Amortization of investment premium ...............                          3                       2
                       Increase in accrued interest receivable ..........                       (407)                   (302)
                       Increase in other assets .........................                       (325)                   (206)
                       Increase in accrued interest payable .............                        736                      48
                       Increase in other liabilities ....................                        150                     953
------------------------------------------------------------------------------     ------------------      ------------------

                                Net cash provided by operating activities                      1,331                   1,384
------------------------------------------------------------------------------     ------------------      ------------------

Cash flows from investing activities:
          Purchases of investment securities held-to-maturity ...........                          -                 (12,302)
          Purchases of investment securities available-for-sale .........                    (14,661)                      -
          Proceeds from maturities and calls of investment securities ...                      2,940                   6,500
          Net increase in loans made to customers .......................                    (22,666)                (26,082)
          Purchases of premises and equipment ...........................                       (575)                 (1,462)
------------------------------------------------------------------------------     ------------------      ------------------

                                Net cash used in investing activities ...                    (34,962)                (33,346)
------------------------------------------------------------------------------     ------------------      ------------------

Cash flows from financing activities:
          Net increase in demand deposits and savings accounts ..........                     17,376                  15,847
          Net increase in certificates of deposit .......................                     13,221                   7,448
          Stock dividend-cash paid in lieu of fractional shares .........                         (2)                      -
          Net proceeds from common stock issued .........................                          -                   1,014
          Purchase of common stock for treasury and options for retirement                         -                    (674)
------------------------------------------------------------------------------     ------------------      ------------------

                                Net cash provided by financing activities                     30,595                  23,635
------------------------------------------------------------------------------     ------------------      ------------------

Net decrease in cash and cash equivalents ...............................                     (3,036)                 (8,327)
Cash and cash equivalents as of beginning of year .......................                     25,266                  28,566
------------------------------------------------------------------------------     ------------------      ------------------

Cash and cash equivalents as of end of period ...........................                   $ 22,230                $ 20,239
------------------------------------------------------------------------------     ==================      ==================


Supplemental disclosures of cash flow information:
          Cash paid during the period for interest ......................                    $ 2,666                 $ 1,580
          Cash paid during the period for income taxes ..................                      $ 288                     $ -

See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1999. The results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 2000 and December 31, 1999 (Dollars in thousands).


                                                                            September 30, 2000 (Unaudited)
                                                 -------------------------------------------------------------------------------
                                                                           Gross               Gross
                                                    Amortized           Unrealized           Unrealized             Fair
                                                       Cost                Gains               Losses               Value
                                                 -----------------   ------------------   -----------------   ------------------
Securities available-for-sale:
          U.S. Government and agency securities          $ 21,997                 $ 16               $ (31)             $21,982
          Other securities                                     25                    -                   -                   25
                                                 -----------------   ------------------   -----------------   ------------------
                                                         $ 22,022                 $ 16               $ (31)             $22,007
                                                 =================   ==================   =================   ==================
Securities held-to-maturity:
          U.S. Government and agency securities           $ 9,997                  $ -              $ (118)             $ 9,879
          Other securities                                    500                    6                   -                  506
                                                 -----------------   ------------------   -----------------   ------------------
                                                         $ 10,497                  $ 6              $ (118)             $10,385
                                                 =================   ==================   =================   ==================
                                                                                  December 31, 1999
                                                 ------------------------------------------------------------------------------
                                                                          Gross               Gross
                                                    Amortized          Unrealized           Unrealized             Fair
                                                       Cost               Gains               Losses               Value
                                                 -----------------  ------------------   -----------------   ------------------
Securities available-for-sale:
          U.S. Government and agency securities           $ 9,418                 $ -               $ (19)             $ 9,399
          Other securities                                     25                   -                   -                   25
                                                 -----------------  ------------------   -----------------   ------------------
                                                          $ 9,443                 $ -               $ (19)             $ 9,424
                                                 =================  ==================   =================   ==================
Securities held-to-maturity:
          U.S. Government and agency securities          $ 10,745                 $ -              $ (152)             $10,593
          Other securities                                    500                   -                   -                  500
                                                 -----------------  ------------------   -----------------   ------------------
                                                         $ 11,245                 $ -              $ (152)             $11,093
                                                 =================  ==================   =================   ==================

The  following   table  sets  forth  as  of  September  30,  2000  the  maturity distribution of the Company's investment portfolio (Dollars in thousands).


                                                   Available-for-sale                            Held-to-maturity
                                         ----------------------------------------     ----------------------------------------
                                            Amortized                Fair                Amortized                Fair
                                               Cost                  Value                  Cost                  Value
                                         -----------------     ------------------     -----------------     ------------------
 ue in one year or less                          $ 18,173                $18,150               $ 5,000                $ 4,958
 ue after one year through five years               3,824                  3,832                 4,997                  4,921
 ue after five years through ten years                  -                      -                   500                    506
 ue after ten years                                    25                     25                     -                      -
                                         -----------------     ------------------     -----------------     ------------------
                                                 $ 22,022                $22,007               $10,497                $10,385
                                         =================     ==================     =================     ==================

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following table summarizes the components of the loan portfolio as of September 30, 2000 and December 31, 1999 (Dollars in thousands).


                                                                 Loan Portfolio By Type of Loan
                                    ----------------------------------------------------------------------------------------
                                                September 30, 2000
                                                   (Unaudited)                                 December 31, 1999
                                    -------------------------------------------     ----------------------------------------
                                          Amount                  Percent                Amount                Percent
                                    --------------------     ------------------     -----------------     ------------------
Commercial and industrial loans           $ 20,073                 19.06%               $15,137                 18.32%
Commercial mortgage loans                   47,595                 45.20%                38,814                 46.97%
Residential mortgages                        8,211                  7.80%                 7,254                  8.78%
Construction loans                          14,642                 13.91%                 8,895                 10.76%
Consumer loans                              14,683                 13.94%                12,476                 15.10%
Other loans                                     94                  0.09%                    56                  0.07%
                                    --------------------     ------------------     -----------------     ------------------

                                         $ 105,298                100.00%               $82,632                100.00%
                                    ====================     ==================     =================     ==================


The following table represents the activity in the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999 and the year ended December 31, 1999 (Dollars in thousands).

                                                                     Allowance For Loan Losses
                                               -----------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                              (Unaudited)                          Year Ended
                                               -------------------------------------------         December 31,
                                                      2000                    1999                    1999
                                               --------------------     ------------------     -----------------
 Balance - beginning of period                             $ 1,237                  $ 914                 $ 914
 Charge-offs                                                     -                     (2)                   (2)
 Recoveries                                                      -                      -                     -
                                               --------------------     ------------------     -----------------
 Net (charge-offs) recoveries                                    -                     (2)                   (2)
 Provision for loan losses                                     193                    267                   325
                                               --------------------     ------------------     -----------------

 Balance - end of period                                   $ 1,430                $ 1,179               $ 1,237
                                               ====================     ==================     =================
 Balance of Allowance at period-end as a %
     of loans at period-end                                  1.36%                  1.64%                 1.50%
                                               ====================     ==================     =================

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at September 30, 2000 increased by $32.2 million, or 24.2%, to $165.0 million compared to $132.8 million at December 31, 1999. Total assets averaged $145.8 million in the first nine months of 2000, a $46.9 million, or 47.4%, increase from the 1999 full year average of $98.9 million. Average loans increased $29.1 million, or 45.9%, to $92.5 million in the first nine months of 2000, from the 1999 full year average of $63.4 million. Average investment securities increased by $18.0 million, or 145.2%, to $30.4 million; average Federal funds sold decreased by $2.3 million, or 14.8%, to $13.2 million; the average of all other assets increased by $2.3 million, or 26.4%, to $11.0 million; and the loan loss reserve average increased $236 thousand, or 21.6%, to $1.3 million during the first nine months of 2000 compared to the full year 1999 averages.

These increases in average assets were funded primarily by a $46.1 million, or 57.8%, increase in average deposits, as the first nine months of 2000 average deposits increased to $125.9 million from the full year 1999 average of $79.8 million.

Lending Activity
----------------

Total loans at September 30, 2000 were $105.3 million, a 27.5%, or $22.7 million increase from December 31, 1999. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $8.8 million in commercial mortgage loans, $5.7 million in construction loans, $5.0 million in commercial and industrial loans, $2.2 million in consumer loans and $1.0 million in residential mortgage and other loans.

The 27.5% increase in loans at September 30, 2000 compared to December 31, 1999 is partially attributable to greater penetration of our marketplace and an improvement in the general economic environment in New Jersey. From September 1997 through November 1999, we opened four new offices in our Monmouth County market area. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans.

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

Allowance for Loan Losses
-------------------------

The allowance for loan losses was $1.4 million, or 1.36% of total loans, at September 30, 2000 compared to $1.2 million, or 1.50% of total loans, at December 31, 1999. At September 30, 2000 and December 31, 1999, we had no non-performing loans. The decline in the allowance as a percentage of loans reflects the continued growth of our loan portfolio.

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

Investment Securities Activity
------------------------------

Investment securities increased by $11.8 million, or 57.0%, to $32.5 million at September 30, 2000 compared to $20.7 million at December 31, 1999. During the period ended September 30, 2000, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale amounting to $14.7 million, which was partially off-set by maturities and calls amounting to $2.9 million.

Management determines the appropriate classification of securities at the time of purchase. At September 30, 2000, investment securities of $22.0 million, or 67.7% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $10.5 million, or 32.3% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits
--------

Deposits are our primary source of funds. Total deposits increased by $30.6 million, or 26.8%, to $144.6 million at September 30, 2000 compared to $114.0 million at December 31, 1999. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. In the first and fourth quarter of 1999, we opened two new offices, which have contributed to our deposit growth.

Average total deposits increased by $46.1 million, or 57.8%, to $125.9 million for the nine months ended September 30, 2000 compared to the 1999 full year average of $79.8 million. Changes in the deposit mix averages for the nine months ended September 30, 2000 compared to the 1999 full year averages include a $8.7 million, or 25.0%, increase in savings deposits; a $2.6 million, or 19.7%, increase in NOW account deposits; a $23.9 million, or 188.2%, increase in time deposits; a $1.9 million, or 70.4%, increase in money market deposits; and a $9.0 million, or 54.9%, increase in non-interest bearing demand deposits. Average certificates of deposit increased due primarily to the Manalapan branch opening promotions during the fourth quarter of 1999 and to the acceptance of municipal deposits starting in December, 1999. For the first nine months of 2000, the Manalapan branch certificates of deposit averaged $11.2 million and certificates of deposit to municipal agencies averaged $6.0 million. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have also increased deposit growth. During July 2000, a 12 month certificate of deposit promotion generated $10.3 million in funds as total deposits for the month of July 2000 increased by $14.2 million. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $45.2 million at September 30, 2000, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve. As of September 30, 2000 we did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Liquidity
---------

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 13.5% and 19.1% of our total assets at September 30, 2000 and December 31, 1999, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at September 30, 2000 was increased deposits, the utilization of Federal funds sold, and to a lesser extent proceeds from maturities and calls of investment securities. Deposit increases amounted to $30.6 million for the nine months ended September 30, 2000; Federal funds sold reductions provided $3.8 million in funding; and proceeds from maturities and calls of investment securities amounted to $2.9 million. During the first nine months of 2000, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $22.7 million, securities purchases amounting to $14.7 million and purchases of premises and equipment used primarily for operations expansion, amounting to $0.6 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at September 30, 2000 amounted to $22.0 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit in the amount of $9.0 million for the purchase of Federal funds with other financial institutions.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Capital Resources
-----------------

Stockholder's equity increased by $736 thousand at September 30, 2000 compared to December 31, 1999. The changes in stockholders' equity during the nine months ended September 30, 2000 were comprised of an increase from net income of $737 thousand partially off-set by a decrease of $1 thousand in the unrealized losses, net of taxes, in the available-for-sale investment securities portfolio, and the payment of $2 thousand of cash in lieu of fractional shares from a stock dividend.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 2000 as well as the regulatory required minimum and "well capitalized" capital ratios:

                           September 30, 2000        Regulatory Requirement
                           -------------------   ------------------------------
                            Company     Bank      Minimum    "Well Capitalized"
                            -------     ----      -------    ------------------
Risk-based Capital:
Tier I capital ratio....... 16.43%     16.43%      4.00%            6.00%
Total capital ratio........ 17.67%     17.67%      8.00%           10.00%

Leverage ratio............. 11.65%     11.65%   3.00%-5.00%   5.00% or greater

In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 10.00%. As of September 30, 2000 the Bank's ratio of equity capital to total assets was 11.50%.

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

RESULTS OF OPERATIONS for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

Net Income
----------

We earned $737 thousand, or $0.38 net income per share on a basic and diluted basis, for the nine months ended September 30, 2000, compared to net income of $364 thousand, or $0.19 per basic and diluted share, for the nine months ended
September 30, 1999. The increase in net income was primarily due to a $1.58 million, or 53.0%, increase in net interest income, a $206 thousand, or 50.6%, increase in non-interest income and a $74 thousand, or 27.7%, decrease in the provision for loan losses. These items were partially offset by a $1.47 million, or 53.3%, increase in non-interest expenses. For the nine months ended September 30, 2000, we recognized $12 thousand in State income tax expense and did not recognize any Federal income tax expense. Tax expense for the period has been offset by the benefit from the reduction in the Company's valuation allowance on its deferred tax asset as of September 30, 2000. We would have reported income tax expense of approximately $285 thousand, without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce the valuation allowance to zero, and begin to record Federal income tax expense in the first quarter of 2001.

Net Interest Income
-------------------

Net interest income increased $1.58 million, or 53.0%, to $4.56 million for the nine months ended September 30, 2000 from $2.98 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $8.8 million, or 32.7%, for the first nine months of 2000 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the nine months ended September 30, 2000 declined to 4.46% from 4.70% for the same prior year period. The decline in the net interest margin resulted primarily from an increase in the amount of interest earning assets being funded by interest bearing liabilities. In prior periods, a higher proportion of assets were funded by non-interest bearing sources of funds, such as non-interest bearing demand deposits and shareholders' equity. During December, 1998 and January, 1999, we completed a secondary stock offering which resulted in net proceeds of $7.6 million. This non-interest source of funds supported earning asset growth during the first nine months of 1999. In addition, during July 2000, a 12 month certificate of deposit promotion generated $10.3 million in funds at a yield cost of 7.15%, resulting in approximately a 8 basis point decrease in our net interest margin as of September 30, 2000.

Interest income increased $3.35 million, or 72.7%, to $7.96 million for the nine months ended September 30, 2000 compared to $4.61 million for the same period in 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $2.04 million and volume related increases in income of $784 thousand in the investment securities portfolio, and was offset by volume related decreases in income of $34 thousand in Federal funds sold as our growth resulted in an increase in average earning assets of $51.2 million, or 60.3%, to $136.1 million for the nine months ended September 30, 2000 compared to $84.9 million for the same period in 1999.

In addition to the volume related increase, total interest income increased by $538 thousand from rate related increases as interest rates on earning assets repriced to current higher yields. Total interest income was further increased by $14 thousand as a result of one additional day during the first nine months of 2000 compared to the first nine months of 1999.

Interest expense for the first nine months of 2000 increased $1.77 million, or 108.6%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $1.47 million of the expense increase; $291 thousand attributable to net rate related increases; and $9 thousand due to one additional day in the first nine months of 2000. The volume related increases in interest bearing liabilities and expense rate increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and the nine months ended September 30, 2000 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS

With Resultant Interest And Average Rates

                                                                                     Three Months Ended
                                                                                     September 30, 2000
                                                                       -----------------------------------------------
                                                                         Average          Interest          Average
                                                                         Balance          Income/Expense     Rate
                                                                       -------------     ---------------  ------------
                                                                             (In thousands, except percentages)
ASSETS
Interest Earning Assets:
          Federal Funds Sold........................................      $ 18,043            $ 299            6.57%
          Investment Securities.....................................        32,946              516            6.26%
          Loans (net of unearned income) (1) (2)....................       101,494            2,233            8.73%
                                                                       -------------     ------------

                      Total Interest Earning Assets.................       152,483            3,048            7.93%
                                                                       -------------     ------------

Non-Interest Earning Assets:
          Loan Loss Reserve.........................................       (1,394)
          All Other Assets..........................................       11,777
                                                                       -------------

                      Total Assets..................................     $162,866
                                                                       =============

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
          NOW Deposits..............................................     $ 16,442               75            1.81%
          Savings Deposits..........................................       46,105              498            4.29%
          Money Market Deposits.....................................        7,667               98            5.07%
          Time Deposits.............................................       44,216              704            6.32%
          Short-term Borrowings.....................................            -                -            0.00%
                                                                       -------------     ------------

                      Total Interest Bearing Liabilities............      114,430            1,375            4.77%
                                                                       -------------     ------------

Non-Interest Bearing Liabilities:
          Demand Deposits...........................................       27,727
          Other Liabilities.........................................        1,948
                                                                       -------------

                      Total Non-Interest Bearing Liabilities........       29,675
                                                                       -------------

Stockholders' Equity................................................       18,761
                                                                       -------------

                      Total Liabilities and Stockholders'
                      Equity........................................     $162,866
                                                                       =============

NET INTEREST INCOME.................................................     $  1,673
                                                                       =============

NET INTEREST SPREAD (3).............................................                                          3.16%

NET INTEREST MARGIN (4).............................................                                          4.35%


                                                                                    Three Months Ended
                                                                                    September 30, 1999
                                                                       ----------------------------------------------
                                                                         Average          Interest         Average
                                                                         Balance          Income/Expense     Rate
                                                                       -------------     ---------------- -----------
                                                                             (In thousands, except percentages)
ASSETS
Interest Earning Assets:

          Federal Funds Sold........................................     $  15,374            $ 198           5.11%
          Investment Securities.....................................        10,274              142           5.53%
          Loans (net of unearned income) (1) (2)....................        68,091            1,404           8.18%
                                                                       -------------     ------------

                      Total Interest Earning Assets.................        93,739            1,744           7.38%
                                                                       -------------     ------------

Non-Interest Earning Assets:
          Loan Loss Reserve.........................................        (1,154)
          All Other Assets..........................................         8,793
                                                                       -------------

                      Total Assets..................................     $ 101,378
                                                                       =============

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
          NOW Deposits..............................................     $  13,698               57           1.65%
          Savings Deposits..........................................        36,469              379           4.12%
          Money Market Deposits.....................................         2,585               23           3.53%
          Time Deposits.............................................        13,038              169           5.14%
          Short-term Borrowings.....................................             -                -           0.00%
                                                                       -------------     ------------

                      Total Interest Bearing Liabilities............        65,790              628           3.79%
                                                                       -------------     ------------

Non-Interest Bearing Liabilities:
          Demand Deposits...........................................        16,513
          Other Liabilities.........................................           723
                                                                       -------------

                      Total Non-Interest Bearing Liabilities........        17,236
                                                                       -------------

Stockholders' Equity................................................        18,352
                                                                       -------------

                      Total Liabilities and Stockholders'
                      Equity........................................     $ 101,378
                                                                       =============

NET INTEREST INCOME.................................................     $   1,116
                                                                        ============

NET INTEREST SPREAD (3).............................................                                          3.59%

NET INTEREST MARGIN (4).............................................                                          4.72%

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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                                           Nine Months Ended
                                                                                          September  30, 2000
                                                                         ------------------------------------------------------
                                                                             Average              Interest          Average
                                                                             Balance          Income/Expense         Rate
                                                                         ---------------      --------------       ---------
                                                                                      (In thousands, except percentages)

ASSETS
Interest Earning Assets:
             Federal Funds Sold ...................................            $ 13,235              $ 618            6.22%
             Investment Securities ................................              30,396              1,408            6.18%
             Loans (net of unearned income) (1) (2) ...............              92,494              5,931            8.54%
                                                                         ---------------      -------------

                             Total Interest Earning Assets ........             136,125              7,957            7.79%
                                                                         ---------------      -------------

Non-Interest Earning Assets:
             Loan Loss Reserve ....................................              (1,330)
             All Other Assets .....................................              11,047
                                                                         ---------------

                             Total Assets .........................           $ 145,842
                                                                         ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
             NOW Deposits .........................................            $ 15,836                207            1.74%
             Savings Deposits .....................................              43,442              1,383            4.24%
             Money Market Deposits ................................               4,619                156            4.50%
             Time Deposits ........................................              36,550              1,656            6.04%
             Short-term Borrowings ................................                   -                  -            0.00%
                                                                         ---------------      -------------

                             Total Interest Bearing Liabilities ...             100,447              3,402            4.51%
                                                                         ---------------      -------------

Non-Interest Bearing Liabilities:
             Demand Deposits ......................................              25,406
             Other Liabilities ....................................               1,474
                                                                         ---------------

                             Total Non-Interest Bearing Liabilities              26,880
                                                                         ---------------

Stockholders' Equity ..............................................              18,515
                                                                         ---------------

                             Total Liabilities and Stockholders'
                             Equity ...............................           $ 145,842
                                                                         ===============

NET INTEREST INCOME ...............................................                                 $4,555
                                                                                              =============

NET INTEREST SPREAD (3) ...........................................                                                   3.28%

NET INTEREST MARGIN (4) ...........................................                                                   4.46%



                                                                                               Nine Months Ended
                                                                                               September 30, 1999
                                                                         --------------------------------------------------------
                                                                              Average            Interest            Average
                                                                              Balance         Income/Expense          Rate
                                                                         ---------------      --------------        ---------
                                                                                     (In thousands, except percentages)
ASSETS
Interest Earning Assets:
             Federal Funds Sold ...................................              $14,168            $ 516             4.87%
             Investment Securities ................................               11,535              479             5.54%
             Loans (net of unearned income) (1) (2) ...............               59,185            3,617             8.17%
                                                                         ----------------     --------------

                             Total Interest Earning Assets ........               84,888            4,612             7.26%
                                                                         ----------------     --------------

Non-Interest Earning Assets:
             Loan Loss Reserve ....................................               (1,059)
             All Other Assets .....................................                8,132
                                                                         ----------------

                             Total Assets .........................              $91,961
                                                                         ================

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
             NOW Deposits .........................................              $12,895               162             1.68%
             Savings Deposits .....................................               33,360             1,039             4.16%
             Money Market Deposits ................................                2,620                73             3.75%
             Time Deposits ........................................                9,108               353             5.19%
             Short-term Borrowings ................................                   11                 1             5.94%
                                                                         ----------------     --------------

                             Total Interest Bearing Liabilities ...               57,994             1,628             3.75%
                                                                         ----------------     --------------

Non-Interest Bearing Liabilities:
             Demand Deposits ......................................               14,989
             Other Liabilities ....................................                  602
                                                                         ----------------

                             Total Non-Interest Bearing Liabilities               15,591
                                                                         ----------------

Stockholders' Equity ..............................................               18,376
                                                                         ----------------

                             Total Liabilities and Stockholders'
                             Equity ...............................              $91,961
                                                                         ================

NET INTEREST INCOME ...............................................                                 $2,984
                                                                                              ==============

NET INTEREST SPREAD (3) ...........................................                                                    3.51%

NET INTEREST MARGIN (4) ...........................................                                                    4.70%

(1)  Included in interest income on loans are loan fees.
(2)  Includes non-performing loans.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME


                                                               Three Months Ended September 30, 2000
                                                                   Compared to Three Months Ended
                                                                        September 30, 1999
                                                            -------------------------------------------
                                                                    Increase (Decrease) Due To
                                                            -------------------------------------------
                                                              Volume            Rate              Net
                                                            ----------       ---------       ----------
                                                                           (In thousands)
Interest Earned On:
             Federal Funds Sold ..........................       $ 34            $ 67            $ 101
             Investment Securities .......................        313              61              374
             Loans (net of unearned income) ..............        689             140              829
                                                            ----------       ---------       ----------

                             Total Interest Income .......      1,036             268            1,304
                                                            ----------       ---------       ----------

Interest Paid On:
             NOW Deposits ................................         11               7               18
             Savings Deposits ............................        100              19              119
             Money Market Deposits .......................         45              30               75
             Time Deposits ...............................        404             131              535
             Short-term Borrowings .......................          -               -                -
                                                            ----------       ---------       ----------

                             Total Interest Expense ......        560             187              747
                                                            ----------       ---------       ----------

                             Net Interest Income .........      $ 476            $ 81            $ 557
                                                            ==========       =========       ==========


                                                                                Nine Months Ended September 30, 2000
                                                                                  Compared to Nine Months Ended
                                                                                       September 30, 1999
                                                                 --------------------------------------------------------------
                                                                                   Increase (Decrease) Due To
                                                                 --------------------------------------------------------------
                                                                   Volume            Rate             Time              Net
                                                                 ----------       -----------       --------       ------------
                                                                                         (In thousands)
Interest Earned On:
             Federal Funds Sold ..........................           $ (34)            $ 134            $ 2              $ 102
             Investment Securities .......................             784               146             (1)               929
             Loans (net of unearned income) ..............           2,043               258             13              2,314
                                                                 ----------       -----------       --------       ------------

                             Total Interest Income .......           2,793               538             14              3,345
                                                                 ----------       -----------       --------       ------------

Interest Paid On:
             NOW Deposits ................................              37                 7              1                 45
             Savings Deposits ............................             315                25              4                344
             Money Market Deposits .......................              56                26              1                 83
             Time Deposits ...............................           1,067               233              3              1,303
             Short-term Borrowings .......................              (1)                -              -                 (1)
                                                                 ----------       -----------       --------       ------------

                             Total Interest Expense ......           1,474               291              9              1,774
                                                                 ----------       -----------       --------       ------------

                             Net Interest Income .........         $ 1,319             $ 247            $ 5             $1,571
                                                                 ==========       ===========       ========       ============

Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $193 thousand for the first nine months of 2000 compared to a provision of $267 thousand for the same period in 1999. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at September 30, 2000, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.4 million, or 1.36% of total loans, at September 30, 2000.

Non-Interest Income

Total non-interest income was $613 thousand for the first nine months of 2000 compared to $407 thousand for the first nine months of 1999, an increase of $206 thousand, or 50.6%. The increase was attributable to an increase in service fees on deposits of $102 thousand, or 61.8%, and an increase in other fees and commissions of $104 thousand, or 43.0%. The growth in service fees on deposits reflects the growth in demand deposit account average balances, which increased to $25.4 million from $15.0 million, or an increase of 69.3% for the nine months ended September 30, 2000 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans, which increased by $49 thousand at September 30, 2000 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $55 thousand, resulted primarily from the continued growth of the Company.

Non-Interest Expense
--------------------

Total non-interest expense amounted to $4.23 million for the nine months ended September 30, 2000, an increase of $1.47 million, or 53.3%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $740 thousand, or 59.8%, and reflected increases in the number of employees from 48 full-time equivalents for the period ended September 30, 1999 to 70 full-time equivalents for the period ended September 30, 2000. The increase in personnel is primarily attributable to the opening of the Manalapan, New Jersey office in November 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $94 thousand, or 49.7%, for the first nine months of 2000 compared to the same period in 1999. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices in addition to costs on two new branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $98 thousand, or 37.8%, for the first nine months of 2000 compared to the first nine months of 1999 due primarily to depreciation costs associated with the new facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $534 thousand, or 49.7%, for the first nine months of 2000 compared to the first nine months of 1999. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $461 thousand, an increase of $203 thousand; professional and stockholder related costs amounted to $249 thousand, a decrease of $15 thousand; marketing and advertising costs amounted to $240 thousand, an increase of $95 thousand; stationery, supplies and printing costs amounted to $193 thousand, an increase of $40 thousand; communications expenses amounted to $125 thousand, an increase of $47 thousand; and all other expenses amounted to $340 thousand, an increase of $164 thousand.

Income Tax Expense
------------------

For the nine months ended September 30, 2000, we recognized $12 thousand in State income tax expense and did not recognize any Federal income tax expense. Tax expense for the period has been offset by the benefit from the reduction in the Company's valuation allowance on its deferred tax asset as of September 30, 2000. We would have reported income tax expense of approximately $285 thousand, without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce the valuation allowance to zero, and begin to record Federal income tax expense in the first quarter of 2001.

RESULTS OF OPERATIONS for the three months ended September 30, 2000 compared to the three months ended September 30, 1999

Net Income
----------

For the quarter ended September 30, 2000, we earned $351 thousand compared to $160 thousand for the same period last year, an increase of $191 thousand, or 119.4%. Basic and diluted net income per share for the third quarter of 2000 was $0.18, compared to net income per share for both basic and diluted shares of $0.08 for the third quarter of 1999. The increase in net income was primarily due to a $557 thousand, or 49.9%, increase in net interest income, and a $27 thousand, or 16.0%, increase in non-interest income. These items were partially offset by an increase in the provision for loan losses of $10 thousand, or 22.2%, an increase in non-interest expenses of $371 thousand, or 34.4%, and the recognition of $12 thousand in State tax expense for the third quarter of 2000. Our net income for the three months ended September 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the three months ended September 30, 2000, we recognized $12 thousand in State income tax expense and did not recognize any Federal income tax expense. Tax expense for the period has been offset by the benefit from the reduction in the Company's valuation allowance on its deferred tax asset as of September 30, 2000. We would have reported income tax expense of approximately $145 thousand, without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce the valuation allowance to zero, and begin to record Federal income tax expense in the first quarter of 2001.

Net Interest Income
-------------------

Net interest income increased $557 thousand, or 49.9%, to $1.67 million for the three months ended September 30, 2000 from $1.1 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $10.1 million, or 36.2%, for the third quarter of 2000 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended September 30, 2000 declined to 4.35% from 4.72% for the same prior year period. The decline in the net interest margin resulted primarily from an increase in the amount of interest earning assets being funded by interest bearing liabilities rather than non-interest bearing sources of funds. During December, 1998 and January, 1999, we completed a secondary stock offering which resulted in net proceeds of $7.6 million. This non-interest source of funds supported earning asset growth during the first nine months of 1999. In addition, during July 2000, a 12 month certificate of deposit promotion generated $10.3 million in funds at a yield cost of 7.15%, resulting in approximately a 25 basis point decrease in the net interest margin for the quarter ended September 30, 2000.

Interest income increased $1.30 million, or 74.7%, to $3.05 million for the three months ended September 30, 2000 compared to $1.74 million for the same period in 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $689 thousand, volume related increases in income of $313 thousand in the investment securities portfolio, and volume related increases in income of $34 thousand in Federal funds sold as our growth resulted in an increase in average earning assets of $58.8 million, or 62.8%, to $152.5 million for the three months ended September 30, 2000 compared to $93.7 million for the same period in 1999.

In addition to the volume related increase, total interest income increased by $268 thousand from rate related increases as interest rates on earning assets repriced to current higher yields.

Interest expense for the third quarter of 2000 increased $747 thousand, or 118.9%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $560 thousand of the expense increase and $187 thousand was attributable to net rate related increases. The volume related increases in interest bearing liabilities and expense rate increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

Provision for Loan Losses
-------------------------

The provision for loan losses was $55 thousand for the third quarter of 2000 compared to a provision of $45 thousand for the same period in 1999. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at September 30, 2000, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.4 million, or 1.36% of total loans, at September 30, 2000.

Non-Interest Income
-------------------

Total non-interest income was $196 thousand for the third quarter of 2000 compared to $169 thousand for the third quarter of 1999, an increase of $27 thousand, or 16.0%. The increase was attributable to an increase in service fees on deposits of $21 thousand, or 31.3%, and an increase in other fees and commissions of $6 thousand, or 5.9%. The growth in service fees on deposits reflects the growth in demand deposit account average deposits, which increased to $27.7 million from $16.5 million, or an increase of 67.9% for the three months ended September 30, 2000 compared to the same prior year period. The growth in other fees and commissions is primarily due to increases in other fees and commissions such as safe deposit box rental fees and ATM and debit card fees, which increased by $21.0 thousand for the quarter ended September 30, 2000 compared to the same prior year period. This increase was offset by lower non-yield related fee income on loans, which decreased by $15 thousand for the quarter ended September 30, 2000 compared to the same prior year period. The decrease in non-yield related fee income on loans is primarily attributable to a decrease in the activity of loan participations sold and the fees and commissions generated on these transactions. Increases in other fees and commissions resulted primarily from our continued growth.

Non-Interest Expense
--------------------

Total non-interest expense amounted to $1.45 million for the three months ended September 30, 2000, an increase of $371 thousand, or 34.4%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $213 thousand, or 45.9%, and reflected increases in the number of employees from 48 full-time equivalents for the period ended September 30, 1999 to 70 full-time equivalents for the period ended September 30, 2000. The increase in personnel is primarily attributable to the opening of the Manalapan, New Jersey office in November 1999 in addition to the acquisition of additional support personnel required due to the Company's growth.

Occupancy expenses increased $5 thousand, or 6.2%, for the third quarter of 2000 compared to the same period in 1999. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices in addition to costs on the Manalapan branch office.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $26 thousand, or 28.6%, for the third quarter of 2000 compared to the third quarter of 1999 due primarily to depreciation costs associated with the new facility and on purchases of enhanced computer processing equipment.

Other expenses increased $127 thousand, or 28.6%, for the third quarter of 2000 compared to the third quarter of 1999. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $184 thousand, an increase of $89 thousand; professional and stockholder related costs amounted to $104 thousand, a decrease of $12 thousand; marketing and advertising costs amounted to $67 thousand, a decrease of $12 thousand; stationery, supplies and printing costs amounted to $69 thousand, an increase of $19 thousand; communications expenses amounted to $64 thousand, an increase of $20 thousand; and all other expenses amounted to $83 thousand, an increase of $23 thousand.

Income Tax Expense
------------------

Our net income for the three months ended September 30, 1999 was benefited by the application of net operating loss carryforwards to eliminate tax liabilities. For the three months ended September 30, 2000, we recognized $12 thousand in State income tax expense and did not recognize any Federal income tax expense. Tax expense for the period has been offset by the benefit from the reduction in the Company's valuation allowance on its deferred tax asset as of September 30, 2000. We would have reported income tax expense of approximately $145 thousand, without the benefit from this valuation allowance reduction. Based upon the current and projected levels of profit, it is anticipated that we will further reduce the valuation allowance to zero, and begin to record Federal income tax expense in the first quarter of 2001.

PART II.    OTHER INFORMATION
--------    -----------------


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


Item 3.     Defaults Upon Senior Securities
            -------------------------------
            Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Not Applicable.


Item 5.     Other Information
            -----------------
            Not Applicable.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
              (a)     Exhibits - None

              (b)     Reports on Form 8-K

                      The  Registrant  filed a Current  Report on
                      Form 8-K dated October 17, 2000  announcing
                      its   third   quarter   2000   results   of
                      operations.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMMUNITY BANCORP OF NEW JERSEY
                                          -------------------------------
                                                   (Issuer)


Date:    November 7, 2000            By:  /s/ Robert D. O'Donnell
         ----------------                ----------------------------------
                                          ROBERT D. O'DONNELL
                                          President and Chief Executive Officer

                                     By:  /s/ Michael Bis
                                         ----------------------------------
                                          MICHAEL BIS
                                          Vice President and Chief Financial
                                          Officer