Form 10KSB
period 2000-12-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2001-04-02
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

As of December 31, 2000, there were 1,918,957 shares of common stock, no par value per share outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



                             10-KSB Item                      Document Incorporated
                             -----------                      ---------------------

Item 9.         Directors and Executive Officers           Proxy   Statement  for  2001  Annual
                of the Company; Compliance with            Meeting of  Shareholders to be filed
                Section 16(a) of the Exchange Act          no later than April 30, 2001.


Item 10.        Executive Compensation                     Proxy   Statement  for  2001  Annual
                                                           Meeting of  Shareholders to be filed
                                                           no later than April 30, 2001.

Item 11.        Security Ownership of Certain              Proxy Statement for 2001 Annual
                Beneficial Owners and Management           Meeting of Shareholders to be filed no
                                                           later than April 30, 2001.

Item 12.        Certain Relationships and Related          Proxy Statement for 2001 Annual
                Transactions                               Meeting of Shareholders to be filed no
                                                           later than April 30, 2001.

                                     PART I

                       ITEM 1. -- DESCRIPTION OF BUSINESS

General

        The Community Bancorp of New Jersey is a one-bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. We were organized at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock of the bank. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our only significant asset is our investment in the bank. Our main office is located at 3535 Highway 9 North, Freehold, New Jersey.

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

Employees

        At December 31, 2000, the Bank employed 60 full-time employees and 12 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Supervision and Regulation

        Bank holding companies and banks are extensively regulated under both federal and state laws. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on our business and prospects.

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

        In addition, the BHCA was amended through the Gramm-Leach-Bailey Financial Modernization Act of 1999 (the "GLBA"). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to banking activities, we have not elected to become a financial holding company.

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

        The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier 1", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

        Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighing. Short-term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancellable commitments have a 0% risk-weighing.

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

        In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity capital to total assets of at least 10% for our first five (5) years of operations, unless the Commissioner consents to a lower ratio. As of December 31, 2000, the Bank's ratio of equity capital to total assets was 10.65%

Insurance of Deposits
        The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulator. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the Deposit Insurance Funds Act of 1996 (the Deposit Act), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (FICO) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 2.06 basis points of assessed deposits.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

        The Bank conducts its business through its main office located at 3535 Highway 9 North, Freehold, New Jersey, and its four branch offices. The following table set forth certain information regarding the Bank's properties as of December 31, 2000.
                                                              Date of lease
         Location                  Leased or owned             expiration
  ------------------------        ---------------            --------------
  3535 Highway 9 North                 Owned                      N/A
  Freehold, NJ
  31 East Main Street                  Leased                  August, 2002
  Freehold, NJ
  4502 Highway 9 South                 Leased                  August, 2013
  Howell, NJ
  267 Main Street                      Leased                  February, 2019
  Matawan, NJ
  191 Route Nine South                 Owned                      N/A
  Manalapan, NJ

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

         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2000.

                                     PART II

       ITEM 5. -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the NASDAQ SmallCap market under the symbol CBNJ. The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap market for 1999 and 2000. These quotations reflect inter-dealer prices, without retail market, mark-down, or commission and may not represent actual transactions. These prices have been restated to reflect our 3% stock dividend paid in August, 1999 and our 5% stock dividend paid in April, 2000.
                                                    High      2000      Low
                                                    ----      ----      ---
                 1st  Quarter . . . . . .         $  15.00            $  11.43
                 2nd Quarter . . . . . . .           14.00               11.00
                 3rd Quarter . . . . . . .           15.00               12.75
                 4th Quarter . . . . . . .           15.00               12.50
                                                    High      1999      Low
                                                    ----      ----      ---
                 1st  Quarter . . . . . .         $  16.18            $  13.64
                 2nd Quarter . . . . . . .           15.72               12.48
                 3rd Quarter . . . . . . .           15.95               14.29
                 4th Quarter . . . . . . .           14.88               11.90

        We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future as we use our retained earnings to augment our capital and fund our future growth.

        On July 9, 1999, our Board of Directors declared a 3% stock dividend on our common stock. On April 5, 2000, our Board declared a 5% stock dividend. Our Board will consider the issuance of future stock dividends based upon our future financial performance, capital standing and the market value of our stock.

        As of December 31, 2000, we had 455 shareholders of record.

                 ITEM 6. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                          Year Ended December 31, 2000

                              OVERVIEW AND STRATEGY

        Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. The Company acquired all the capital stock of the Bank in July 1999. The Bank commenced operations in 1997 with the goal of providing first class banking services through a locally headquartered financial institution, offering customers direct access to senior officers and decision makers. We seek to serve individuals, professionals, small businesses, and real estate developers in our Monmouth, Middlesex, and Ocean County, New Jersey, trade area, whom we believe are not adequately served by larger regional and multi-state financial institutions. Since it commenced operations in 1997, the Company has increased its asset base at a rapid pace. Our assets have grown from $34.8 million at December 31, 1997 to $182.1 million at December 31, 2000, a compound annual growth rate of 73.6%. This growth has come both through our success in penetrating our original market in the Freehold, New Jersey area, and through expansion into other market areas in New Jersey. We opened our second office in downtown Freehold, New Jersey, in September 1997, our third office in Howell, New Jersey, in November 1998, our fourth office in Matawan, New Jersey in February 1999, and our fifth office in Manalapan, New Jersey in November 1999. In addition, we have contracted for the lease of two new locations. Construction is underway in our Colts Neck, New Jersey location and we are applying for municipal approval for our Old Bridge, New Jersey branch office.

Results of Operations

        Our results of operations depend primarily on our net interest income, which is the difference between the sum of interest we earn on our interest-earning assets and loan origination fees and the interest we pay on deposits used to support our interest-earning assets. In addition, the Bank earns fee income, primarily through service fees on deposit accounts. Net interest spread is the difference between the weighted average rate earned on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin is a function of the difference between the weighted average rate earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.

Net Income

        For the year ended December 31, 2000, net income increased to $1.2 million or $0.60 per share for both basic and diluted earnings, compared to net income of $507 thousand or $0.26 per share for basic and diluted shares for the same period in 1999. The increase in net income was primarily due to a $2.1 million, or 50.0% increase in net interest income and an increase in non-interest income, partially offset by an increase in the provision for loan losses and higher non-interest expense. The improvement in net income is attributable to our continued rapid growth. The results for the year ended December 31, 2000 were also positively affected as tax expense was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset. We would have reported additional income tax expense of approximately $383 thousand without the benefit from this valuation allowance reduction. At
December 31, 2000, no balance remained in our valuation allowance on the deferred tax asset, and our operations in 2001 will be fully taxable.

Net Interest Income

        For the year ended December 31, 2000, we recognized net interest income of $6.3 million as compared to $4.2 million for the year ended December 31, 1999. The increase in net interest income for the year ended December 31, 2000, as compared to the year ended December 31, 1999, was largely due to an increase in the average balance of interest earning assets, which increased $51.7 million, or 56.6%, to $143.0 million from $91.3 million. The increase reflects an increase in average loans outstanding of $34.3 million, or 54.1% and an increase in average investment securities of $19.7 million, or 158.9% over the 1999 period. Primarily as a result of the increase in the average balance of interest earning assets, our interest income increased to $11.3 million for the year ended December 31, 2000, from $6.7 million for the year ended December 31, 1999. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $2.8 million and volume related increases in income of $1.1 million in the investment securities portfolio, partially offset by volume related decreases in income of $115 thousand in Federal funds sold. In addition to the net volume related increases, rate related increases amounting to $826 thousand resulted as the average yield on our interest earning assets increased to 7.89% for the year ended December 31, 2000 from 7.30% for the prior year.

        Total interest expense increased 96.0% to $4.9 million for the 2000 period from $2.5 million for the 1999 period. This increase in interest expense is primarily related to the increase in the average balance of interest-bearing liabilities, which increased $42.7 million to $106.1 million for the 2000 period compared to $63.4 million for the 1999 period. Volume related increases in interest expense accounted for $2.0 million of increased expense and the remaining $446 thousand increase was attributable to net rate related increases. The volume related increases in interest-bearing liabilities and expense rate increases were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth. These decisions resulted in the increase in the cost of interest-bearing liabilities to 4.66% for the 2000 period from 3.87% for the 1999 period.

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



                                                                         Year ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                            2000                                            1999
                                        --------------------------------------------------------------------------------------------
                                        Average          Interest       Average rates      Average        Interest     Average rates
                                        balance       income/expense     earned/paid       balance     income/expense   earned/paid
                                       ---------      --------------   --------------    ----------    --------------   -----------
                                                                         (In thousands, except percentage)
Assets
Interest-earning assets:
      Loans (net of  unearned
      income) (1)                      $  97,685        $   8,454           8.65%        $  63,427       $   5,191          8.18%
Investment securities                     32,102            1,994           6.21            12,383             693          5.60
Federal funds sold                        13,166              832           6.32            15,451             777          5.03
                                       ---------        ---------                        ---------       ---------
           Total interest-
           earning assets                142,953           11,280           7.89            91,261           6,661          7.30
Non-interest-earning assets               11,365                                             8,690
Allowance for possible
           Loan losses                    (1,363)                                           (1,094)
                                       ---------                                         ---------
           Total assets                $ 152,955                                         $  98,857
                                       =========                                         =========

Liabilities and
      Stockholders' Equity
Interest-bearing liabilities:
NOW deposits                           $  15,524        $     270        1.74% $            13,227       $     225          1.70%
Savings deposits                          44,263            1,891           4.27            34,749           1,441          4.15
Money market deposits                      6,079              292           4.80             2,719              99          3.64
Time deposits                             40,277            2,493           6.19            12,720             688          5.41
Borrowed funds                                --               --             --                 8               1          5.94
                                       ---------        ---------                        ---------       ---------

           Total interest-
           bearing liabilities           106,143            4,946           4.66            63,423           2,454          3.87
Non-interest bearing
      liabilities:
      Demand deposits                     26,486                                            16,379
      Other liabilities                    1,644                                               734
                                       ---------                                         ---------
           Total non-interest
           bearing liabilities            28,130                                            17,113
      Stockholders' equity                18,682                                            18,321
                                       ---------                                         ---------
           Total liabilities and
           stockholders' equity        $ 152,955                                         $  98,857
                                       =========                                         =========
Net interest spread (2)                                                     3.23                                            3.43
Net interest margin (3)                                                     4.43                                            4.61
Net interest income                    $   6,334                                                         $   4,207
                                       =========                                                         =========


(1)  Included in interest income on loans is rate related loan fees.

(2) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.

(3) The interest rate margin is calculated by dividing net interest income by average interest earning assets.

        The following table presents by category the major factors that contributed to the changes in net interest income for the year ended 2000 as compared to the year ended 1999. Amounts have been computed on a fully tax-equivalent basis.

                                          Year ended December 31, 2000 vs. December 31, 1999
                                        ------------------------------------------------------
                                                           Increase (decrease)
                                                            due to change in
                                        ------------------------------------------------------
                                                              (In thousands)
                                                              --------------
                                            Average volume     Average rate         Net
                                            --------------     ------------     -----------
Interest Income
      Taxable loans (net of income)            $ 2,804           $   459          $ 3,263
      Investment securities                      1,104               197            1,301
      Federal funds sold                          (115)              170               55
                                               -------           -------          -------
               Total interest income             3,793               826            4,619
                                               -------           -------          -------
Interest expense
      NOW deposits                                  39                 6               45
      Savings deposits                             395                55              450
      Money market                                 122                71              193
      Time deposits                              1,491               314            1,805
      Borrowed funds                                (1)             --                 (1)
                                               -------           -------          -------
               Total interest expense            2,046               446            2,492
                                               -------           -------          -------
               Net interest income             $ 1,747           $   380          $ 2,127
                                               =======           =======          =======


Provision for Loan Losses

        The provision we recorded for the year ended December 31, 2000 was $348 thousand compared to $325 thousand for the year ended December 31, 1999. The provision is the result of our review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors inherent in the loan portfolio. Although we had no non-performing assets during each of these periods, we established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $1.6 million, or 1.30% of total loans, at December 31, 2000.

Non-Interest Income

        Non-interest income amounted to $909 thousand for the year ended December 31, 2000, compared to $573 thousand for the year ended December 31, 1999, an increase of $336 thousand, or 58.6%. The increase was attributable to an increase in service fees on deposits of $107 thousand, or 42.6%, and an increase in other fees and commissions of $229 thousand, or 71.1%. The growth in service fees on deposits reflects the growth in transaction account deposits. The growth in other fees and commissions was primarily due to higher related fee income on loans which was attributable to an increase in loan participations and the fees and commissions generated on those transactions.

Non-Interest Expense

        Non-interest expense amounted to $5.7 million for the year ended December 31, 2000, compared to $3.9 million for the year ended December 31, 1999, an increase of $1.8 million, or 46.2%. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other costs generally attributable to our growth. Of this increase, employment costs increased $925 thousand, or 52.3%, and reflected increases in the number of employees from 59 full-time equivalents at December 31, 1999 to 72 full-time equivalents at December 31, 2000. The increase in personnel is attributable to the acquisition of additional support personnel required due to our growth.

        Occupancy expenses increased $259 thousand, or 41.6%, to $881 thousand for the year ended December 31, 2000. The increase was attributable to the opening of new branch offices in February 1999 and November 1999, which resulted in increased lease expense and increased maintenance costs in addition to increased depreciation costs associated with new facilities and on purchases of computer processing equipment.

        Other operating expenses increased $558 thousand, or 35.8% to $2.1 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $610 thousand, an increase of $227 thousand; professional and other fees amounted to $340 thousand, an increase of $48 thousand; marketing and advertising costs amounted to $362 thousand, an increase of $115 thousand; stationery, supplies and printing costs amounted to $258 thousand, an increase of $30 thousand; stockholder related costs amounted to $35 thousand, a decrease of $81 thousand; insurance costs amounted to $103 thousand, an increase of $40 thousand; communications and office costs amounted to $221 thousand, an increase of $43 thousand; and all other expenses amounted to $186 thousand, an increase of $136 thousand.

        We anticipate that the expense of our expanding bank branch office system, combined with increased expenses associated with our expanding lending activities, as well as increased costs associated with our ongoing efforts to penetrate our target markets, will continue to increase non-interest expense next year.

Income Tax Expenses

        For the year ended December 31, 2000, we recognized $53 thousand in income tax expense. Tax expense for the period has been offset by the benefit from the reduction in the Company's valuation allowance on its deferred tax asset as of December 31, 2000. We would have reported additional income tax expense of approximately $383 thousand without the benefit from this valuation allowance reduction. At December 31, 2000, no balance remained in our valuation allowance, and our operations in 2001 will be fully taxable.

Financial Condition

        At December 31, 2000, our total assets were $182.1 million, an increase of $49.3 million, or 37.1% over total 1999 year end assets of $132.8 million. At December 31, 2000, our net loans were $120.4 million, an increase of $39.0 million, or 47.9% from the $81.4 million reported at December 31, 1999. Investment securities increased to $44.6 million at December 31, 2000, from $20.7 million at December 31, 1999, an increase of $23.9 million or 115.5%. Federal funds sold decreased to $3.9 million at December 31, 2000, from $20.3 million at December 31, 1999, a decrease of $16.4 million or 80.8%.

Loan Portfolio

        At December 31, 2000 our total loans were $122.0 million, an increase of $39.4 million, or 47.7%, over our total loans of $82.6 million at December 31, 1999. Our loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction, and consumer loans.

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

        The following table sets forth the classification of our loans by major category at December 31, 2000, and 1999.


                                                                           December 31,
                                                 ------------------------------------------------------------
                                                            2000                            1999
                                                  ------------------------        ---------------------------
                                                   Amount          Percent         Amount             Percent
                                                  ---------        -------        --------            -------
                                                             (In thousands, except for percentages)
Commercial and industrial                         $ 24,865          20.4 %        $ 15,137             18.3%
Real estate - non-residential properties            56,849            46.6          38,814             47.0
Residential properties                               7,867             6.4           7,254              8.8
Construction                                        17,046            14.0           8,895             10.7
Consumer                                            14,275            11.7          12,476             15.1
Other                                                1,064             0.9              56              0.1
                                                  --------            ----          --------          -----
        Total loans                               $121,966           100.0 %       $ 82,632           100.0%
                                                  ========           =====          ========          =====


        The following table sets forth the aggregate maturities of loans in specified categories and the amount of such loans which have fixed and variable rates at December 31, 2000.

                                Within 1     1 to 5       After 5
                                 year         years        years       Total
                               --------      -------      -------     -------

Commercial and industrial       $13,884      $ 6,068      $ 4,913     $24,865

Construction loans                7,665        6,353        3,028      17,046
                                -------      -------      -------     -------

        Total                   $21,549      $12,421      $ 7,941     $41,911
                                =======      =======      =======     =======

Fixed rate loans                                                      $10,134
Variable rate loans                                                    31,777
                                                                      -------

        Total                                                         $41,911
                                                                      =======

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

        Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. At December 31, 2000, we had no loans past due 90 days. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

        At December 31, 2000, we had no non-performing assets. We maintain a risk rating system for grading all non-consumer credit facilities. The purpose of the system is to detect changes in loan quality for individual credits and for homogenous pools of loans in the portfolio. All such credits are assigned a numerical rating in accordance with criteria established in eight categories ranging from #1-Excellent to #8-Loss. Definitions for categories #5-Special Mention Loans, #6-Substandard, #7-Doubtful, and #8-Loss are consistent with those established by federal regulatory agencies. The initial rating is assigned at inception and reviewed annually when financial statements are received and at other times when deterioration in a relationship is detected. An independent outsourced loan review function tests these ratings in its normal course and resolve any rating differences. Any loan, including unrated consumer credits, may be assigned to a watch list of credits, identified by management as credits warranting special attention for a variety of reasons which might bear on ultimate collectibility.

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

        As of December 31, 2000, no loans were classified as substandard, doubtful, or loss.

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

        Our allowance for possible loan losses totaled $1.6 million at December 31, 2000, or 1.30% of total loans outstanding. We had no non-performing loans or loans past due 90 days or more at December 31, 2000.

        The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated.

                                                 Year ended December 31,
                                             -------------------------------
                                               2000                   1999
                                             --------               --------
                                              (In thousands, except percentages)

Balance at beginning of period                     $ 1,237            $   914
Charge-offs-consumer                                    (1)                (2)
Provision charged to expense                           348                325
                                                   -------            -------
Balance of allowance at end of period              $ 1,584            $ 1,237
                                                   =======            =======

Ratio of net charge-offs to average
               loans outstanding                        --%                --%
                                                   =======            =======
Balance of allowance at period-end as
             a percent of loans at period end         1.30%              1.50%
                                                   =======            =======

        The following table sets forth, for each of the Bank's major lending areas, the amount and percentage of the Bank's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated.

                                                                           December 31,
                                         ------------------------------------------------------------------------------
                                                             2000                                   1999
                                         ---------------------------------------  -------------------------------------
                                            Allocation      % of        % of all  Allocation        % of       % of all
                                             amount       allowance      loans      amount        allowance      loans
                                           ----------     ---------    ---------  ----------      ---------     -------
                                                                 (In thousands, except percentages)
        Balance applicable to:
           Commercial and industrial        $    281       17.7%         20.4%      $   185         15.0%        18.3%
           Real estate non-residential
               properties                        641       40.5          46.6           628         50.8         47.0
           Residential properties                 39        2.5           6.4            36          2.9          8.8
           Construction                          377       23.8          14.0           178         14.4         10.7
           Consumer                              128        8.1          11.7           113          9.1         15.1
           Other                                  27        1.7           0.9            14          1.1          0.1
                                            --------      -----       -------       -------      -------        -----
           Subtotal                            1,493       94.3%        100.0%        1,154         93.3%       100.0%
           Unallocated reserves                   91        5.7             -            83          6.7           --
                                            --------      -----       ---------     -------      -------        ------
               Total                       $   1,584      100.0%        100.0%      $ 1,237          100%       100.0%
                                           =========      =====         =====        ======      =======        =====


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

        Management determines the appropriate classification at the time of purchase. At December 31, 2000, we classified $10.5 million, or 23.5%, of our investment portfolio as held-to-maturity based on our intent and ability to hold these securities to maturity. These securities are stated at cost, adjusted for unamortized purchase premiums and discounts. As of December 31, 2000, the net unrealized losses on these securities was $29 thousand. No securities were purchased for the held-to-maturity account during 2000.

      At December 31, 2000, we classified $34.1 million, or 76.5%, of our investment portfolio as available-for-sale. These available-for-sale securities had a cost basis of $34.1 million. The fair value adjustment at December 31, 2000 required us to increase the carrying value of these investment securities by $44 thousand, decrease the deferred tax benefit by $16 thousand, and increase stockholders' equity by $28 thousand. Securities with a cost of $32.4 million were purchased for the available-for-sale account during 2000.

        Investment securities at December 31, 2000 were $44.6 million, an increase of $23.9 million, or 115.5% over investment securities of $20.7 million at December 31, 1999. This increase is attributable to our continued growth and the reduction of lower yielding Federal funds sold balances as we purchased higher yielding investment securities and increased its loan portfolio.

        The amortized cost, gross unrealized gains and losses, and fair value of our investment securities are as follows (in thousands):


                                                                       December 31, 2000
                                                   ----------------------------------------------------------
                                                                                     Gross            Gross
                                                   Amortized      unrealized       unrealized         Fair
                                                     cost           gains            losses           value
                                                   --------        --------         --------         --------
Investment securities available-for-sale
      U.S. Government and agency securities        $ 33,798        $     48         $     (4)        $ 33,842
      Corporate debt securities and other               264              --               --              264
                                                   --------        --------         --------         --------
                                                   $ 34,062        $     48         $     (4)        $ 34,106
                                                   ========        ========         ========         ========

Investment securities held-to-maturity
      U.S. Government and agency securities        $  9,998        $     --         $    (43)        $  9,955
      Corporate debt securities and other               500              14               --              514
                                                   --------        --------         --------         --------
                                                   $ 10,498        $     14         $    (43)        $ 10,469
                                                   ========        ========         ========         ========

                                                                       December 31, 1999
                                                   ----------------------------------------------------------
                                                                                     Gross            Gross
                                                   Amortized      unrealized       unrealized         Fair
                                                     cost           gains            losses           value
                                                   --------        --------         ---------        --------
Investment securities available-for-sale
      U.S. Government and agency securities        $  9,418        $     --         $    (19)        $  9,399
      Corporate debt securities and other                25              --               --               25
                                                   --------        --------         --------         --------
                                                   $  9,443        $     --         $    (19)        $  9,424
                                                   ========        ========         ========         ========

Investment securities held-to-maturity
      U.S. Government and agency securities        $ 10,745        $     --         $   (152)        $ 10,593
      Corporate debt securities and other               500              --               --              500
                                                   --------        --------         --------         --------
                                                   $ 11,245        $     --         $   (152)        $ 11,093
                                                   ========        ========         ========         ========


      The amortized cost and fair value of our investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                              Available-for-sale                    Held-to-maturity
                                                          -------------------------          ----------------------------
                                                           Amortized        Fair              Amortized          Fair
                                                              cost          value                cost            value
                                                           ---------      ---------          -----------       ----------
           Due in one year or less                        $  17,776       $  17,798            $   6,998         $  6,972
           Due after one year through five years             16,022          16,044                3,000            2,983
           Due after five years through ten years                --              --                  500              514
           Due after ten years                                  264             264                   --               --
                                                          ---------       ---------            ---------         --------
                                                          $  34,062       $  34,106            $  10,498         $ 10,469
                                                          =========        ========             ========         ========

Deposits

        Deposits are our primary source of funds. Our total deposits at December 31, 2000, were $160.5 million, an increase of $46.5 million, or 40.8% over total deposits of $114.0 million at December 31, 1999. The growth in deposits during this period was primarily due to the expansion and maturation of our branch system, as well as a significant increase in the amount of time deposits reflecting both promotional activities at our branches and our decision to competitively seek municipal deposits at December 31, 2000. Time deposits represented 27.3% of our total deposits last year and they increased to 35.2% of our total deposits at December 31, 2000.

        We seek to emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. During our startup phase, we emphasized the origination of savings deposits, which equaled $58.6 million at December 31, 2000, by offering rates higher than our peer group institutions. As we have established ourselves within our trade area, we have managed our rates to more closely match the market, resulting in our total cost of deposits of 3.73% for 2000. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate amount paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. As of December 31, 2000, we have no foreign deposits and we have not used brokers to acquire deposits.

        The following table sets forth the average amounts of various types of deposits at the periods indicated.

                                                                    Year ended December 31,
                                            --------------------------------------------------------------------
                                                         2000                                  1999
                                            ------------------------------         -----------------------------
                                               Average            Average           Average              Average
                                               Balance             Cost             Balance               Cost
                                            -------------         -------          ---------             -----
                                                               (In thousands, except percentages)
        Non-interest-bearing demand          $ 26,486                --  %        $  16,379                 --  %
        Interest-bearing demand (NOW)          15,524              1.74              13,227               1.70
        Savings deposit                        44,263              4.27              34,749               4.15
        Money Market Deposits                   6,079              4.80               2,719               3.64
        Time deposits                          40,277              6.19              12,720               5.41
                                             --------                              --------
               Total                         $132,629              3.73%          $  79,794               3.08%
                                              =======                              ========

        The following table summarizes the maturity distribution of certificates of deposits as of December 31, 2000.

                                                                                      Year ended December 31, 2000
                                                                --------------------------------------------------------------------
                                                                          Time CD's                              Time CD's
                                                                     $100,000 and over                         under $100,000
                                                                -------------------------------           --------------------------
                                                                   Amount              Percent            Amount            Percent
                                                                ------------           -------            ------            -------
                                                                                   (In thousands, except percentages)
        Due in three months or less                             $    7,582                34.2%          $  10,459           30.5%
        Due over three months through twelve months                 13,222                59.6              22,520           65.7
        Due over one year through three years                        1,375                 6.2               1,267            3.7
        Due over three years                                           -                   -                    45            0.1
                                                                ----------             -------           ---------          -----
               Total certificates of deposit                    $   22,179               100.0%          $  34,291          100.0%
                                                                ==========               =====            ========          =====


Interest Rate Risk Management

        Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. Our net income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, we seek to manage, to the extent possible, the repricing characteristics of our assets and liabilities. The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

        One of our major objectives when managing the rate sensitivity of our assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Asset/Liability Committee (ALCO), which is comprised of senior management and Board members. We have instituted policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of non-contractual assets and liabilities. In addition, we annually review our interest rate risk policy, which includes limits on the impact to earnings from shifts in interest rates.

        To manage our interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of our interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. We employ computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

        At December 31, 2000, we maintained a one year negative cumulative gap of 2.87% of total assets, or $5.2 million, which was within our Board of Directors approved guidelines.


                                                                  Interest Sensitivity Gap at December 31, 2000
                                           ----------------------------------------------------------------------
                                                          Mature or repricing in (1)
                                           ------------------------------------------------------
                                            3 months        3 through     1 through        Over       Non-interest
                                            or less         12 months     3  years       3 years         bearing        Total
                                           ---------        ---------     ---------      --------      ----------      --------
        Assets
             Federal funds sold            $   3,860       $      --      $      --      $      --      $      --     $   3,860
             Investment securities
                    available-for-sale         8,288           9,511         16,044            263             --        34,106
             Investment securities
                    held-to-maturity              --           6,998          3,000            500             --        10,498
             Loans                            41,997          23,070         28,114         29,042             --       122,223
             Valuation reserves (2)               --              --             --             --         (1,841)       (1,841)
             Non-interest earning
                    assets                        --              --             --             --         13,206        13,206
                                           ---------       ---------      ---------      ---------      ---------     ---------
                    Total assets           $  54,145       $  39,579      $  47,158      $  29,805      $  11,365     $ 182,052
                                           =========       =========      =========      =========      =========     =========
        Liabilities and
                    Stockholders' Equity
             NOW accounts                  $   4,303       $      --      $  11,065      $      --      $      --     $  15,368
             Money market accounts             8,097              --          2,995             --             --        11,092
             Savings deposits                 32,772              --         14,723             --             --        47,495
             CD's $100,000 and over            7,582          13,222          1,375             --             --        22,179
             CD's under $100,000              10,459          22,520          1,267             45             --        34,291
             Non-interest bearing
                    Deposits                      --              --             --             --         30,090        30,090
             Other liabilities                    --              --             --             --          2,122         2,122
             Stockholders' equity                 --              --             --             --         19,415        19,415
                                           ---------       ---------      ---------      ---------      ---------     ---------
                    Total liabilities
                        and stockholders'
                        equity             $  63,213       $  35,742      $  31,425      $      45      $  51,627     $ 182,052
                                           =========       =========      =========      =========      =========     =========
        Interest rate sensitivity gap      $  (9,068)      $   3,837      $  15,733      $  29,760      $ (40,262)
        Cumulative Gap                     $  (9,068)      $  (5,231)     $  10,502      $  40,262
        Cumulative Gap to total assets         (4.98)%        (2.87)%          5.77%         22.12%


        (1) The following are the assumptions that were used to prepare the Gap analysis:

               a. Investment securities are included at carrying value in the period in which they mature.
               b. Loans are spread through the maturity buckets based on the earlier of their actual maturity date or the date of their first potential rate adjustment.
               c. Non-maturing NOW accounts, Money market accounts and Savings deposits typically change rates more slowly than maturing balances. The rate change speed of these accounts compared to the economic rate change, has been adjusted based upon the Company's experience.
               d. Certificates of deposits are spread through the maturity buckets based on their actual maturity date.
        (2) Valuation reserves include allowance for loan losses and deferred loan fees.

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

        Liquid assets (consisting of cash, federal funds sold and investment securities classified as available-for-sale) comprised 24.0% and 26.1% of our total assets at December 31, 2000 and 1999, respectively.

        We have been a net seller of federal funds, as our liquidity has exceeded our need to fund new loan demand. Should the need arise, we would have the capability to sell securities classified as available-for-sale, and to purchase federal funds as alternative sources of liquidity. We have established credit lines with other financial institutions to purchase up to $9.0 million in federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During 2000, we became a member of the Federal Home Loan Bank of New York and have an overnight borrowing line of $4.8 million. In addition, subject to certain requirements, we may also obtain longer term advances of up to 30% of our assets. As of December 31, 2000, we have no purchased funds.

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

        The following table summarizes our risk-based and leverage ratios at December 31, 2000, as well as the required minimum regulatory capital ratios.



                                                                     For capital
                                             Actual              adequacy purposes
                                      -------------------       ------------------
                                       Amount      Ratio         Amount     Ratio
                                      -------      ------       --------   -------
       As of December 31, 2000
       -----------------------
       Total capital (to risk-
            weighted assets)        $  20,972    15.66%     $  10,715    greater than or equal to  8.00%

       Tier I capital (to risk-
            weighted assets)           19,388    14.48%         5,357    greater than or equal to  4.00%

       Tier I capital (to average
            assets)                    19,388    11.13%         5,224    greater than or equal to  3.00%



                                            To be well
                                         capitalized under
                                         prompt corrective
                                         action provisions
                                      ----------------------
                                       Amount        Ratio
                                     ----------    --------
       As of December 31, 2000
       -----------------------
       Total capital (to risk-
            weighted assets)         $  13,39      greater than or equal to     10.00%

       Tier I capital (to risk-
            weighted assets)            8,036      greater than or equal to      6.00%

       Tier I capital (to average
            assets)                     8,707       greater than or equal to     5.00%



        In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity capital to total assets of at least 10% for our first five (5) years of operations, unless the Commission consents to a lower ratio. As of December 31, 2000, the Bank's ratio of equity capital to total assets was 10.65%.

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

Recent Accounting Pronouncements

        SFAS No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, was amended in June, 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 effective January 1, 2001. No adjustment will be required as a result of the change in accounting principle.

        Statement of Financial Accounting Standards No. 119 Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS No. 119) required disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. We did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000, 1999 or 1998.

        In September 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

                         ITEM 7. -- FINANCIAL STATEMENTS

            The information required by this item is filed herewith.

            ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(a)

        Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

        The following table sets forth certain information about each of our executive officers who are not also a director.

                                                                   Principal occupation
                                                                    during past five
        Name, age and position            Officer since                  years
        ----------------------        ---------------------   -----------------------------

        James A. Kinghorn, 52                    2000         Senior Lending Officer of the
        Executive Vice-President and                          Bank; formerly a senior
        Senior Lending Officer                                officer of Commerce Bank
                                                              (Successor toTinton Falls
                                                              State Bank by acquisition)

        Robert Babin, 48                         1999         Chief Information Officer of
        Senior Vice President and                             the Bank; formerly Vice
        Chief Information Officer                             President Information
                                                              Technology at Lockport
                                                              Savings Bank and Amboy
                                                              National Bank

        Michael Bis, 52                          1999         Chief Financial Officer of the
        Vice President and                                    Bank; formerly Controller
        Chief Financial Officer                               of Carnegie Bank N.A.

                       ITEM 10. -- EXECUTIVE COMPENSATION

        Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the captions "PROPOSAL 1 -- EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

                    ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2001 Annual Meeting under the caption "PROPOSAL 1 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

           ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2001 Annual Meeting under the caption "PROPOSAL 1 -- INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2001.

               ITEM 13. -- EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)  Exhibits

        Exhibit number                         Description of Exhibits
        --------------                ------------------------------------------
                    21                Subsidiaries of the Registrant
                    23                Consent of Grant Thornton LLP

        (b)  Reports on Form 8-K


        Date of Filing                                  Items covered
        --------------                ------------------------------------------

        October 20, 2000              Item 5 - Announcing Third Quarter Results

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMMUNITY BANCORP OF NEW JERSEY

                                      By: /s/  Robert D. O'Donnell
                                         --------------------------------------
                                          Robert D. O'Donnell
        Dated: March 28, 2001             President and Chief Executive Officer


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


        NAME                          TITLE                                            DATE
        ----                          -----                                            ----

/s/ Robert D. O'Donnell
- ---------------------------------------
Robert D. O'Donnell                   President and Chief Executive Officer        March 28, 2001

/s/ Michael Bis
- ---------------------------------------
 Michael Bis                          Chief Financial Officer                      March 28, 2001

/s/ Howard Schoor
- ---------------------------------------
 Howard Schoor                        Chairman of the Board                        March 28, 2001

/s/ Eli Kramer
- ---------------------------------------
Eli Kramer                            Vice Chairman of the Board                   March 28, 2001

/s/ Charles P. Kaempffer
- ---------------------------------------
 Charles P. Kaempffer, CPA            Vice Chairman of the Board                   March 28, 2001

/s/ Morris Kaplan
- ---------------------------------------
 Morris Kaplan                        Director                                     March 28, 2001

/s/ Robert M. Kaye
- ---------------------------------------
Robert M. Kaye                        Director                                     March 28, 2001

/s/ William J. Mehr
- ---------------------------------------
William J. Mehr, Esq.                 Director                                     March 28, 2001

/s/ Arnold Silverman
- ---------------------------------------
Arnold Silverman                      Director                                     March 28, 2001

/s/ Lewis Wetstein
- ---------------------------------------
 Lewis Wetstein, M.D.                 Director                                     March 28, 2001

                         COMMUNITY BANCORP OF NEW JERSEY

                           Consolidated Balance Sheets

                      (In thousands, except per share data)


                                                                                               December 31,
                                                                                        ---------------------------
                  ASSETS                                                                   2000             1999
                                                                                        ---------         ---------
      Cash and due from banks$                                                              5,764         $   4,991
      Federal funds sold                                                                    3,860            20,275
                                                                                        ---------         ---------
                             Total cash and cash equivalents                                9,624            25,266
      Investment securities available for sale                                             34,106             9,424
      Investment securities held-to-maturity (fair value of
           $10,469 and $11,093 at December 31, 2000 and
           1999, respectively)                                                             10,498            11,245
      Loans receivable                                                                    121,966            82,632
      Less allowance for loan losses                                                       (1,584)           (1,237)
                                                                                        ---------         ---------
                  Net loans receivable                                                    120,382            81,395
      Premises and equipment, net                                                           5,002             4,631
      Accrued interest receivable                                                           1,497               643
      Other assets                                                                            943               207
                                                                                        ---------         ---------
                  Total assets                                                          $ 182,052         $ 132,811
                                                                                        =========         =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits
           Non-interest bearing - demand                                                $  30,090         $  22,963
           Interest bearing - NOW                                                          15,368            16,490
           Savings and money market                                                        58,587            43,492
           Certificates of deposit, under $100,000                                         34,291            19,574
           Certificates of deposit, $100,000 and over                                      22,179            11,509
                                                                                        ---------         ---------
                  Total deposits                                                          160,515           114,028
      Accrued interest payable                                                              1,491               292
      Other liabilities                                                                       631               265
                                                                                        ---------         ---------
                  Total liabilities                                                       162,637           114,585
                                                                                        ---------         ---------
STOCKHOLDERS' EQUITY
      Common stock - authorized,  10,000,000 shares of no par value;  issued and outstanding, net of treasury shares, 1,918,957 and
           1,827,766 shares at December 2000 and 1999, respectively                        21,663            20,523
      Accumulated deficit                                                                  (1,913)           (1,923)
      Accumulated other comprehensive income (loss)                                            28               (11)
      Treasury stock, 22,357 shares, at cost                                                 (363)             (363)
                                                                                        ---------         ---------
                  Total stockholders' equity                                               19,415            18,226
                                                                                        ---------         ---------
                  Total liabilities and stockholders' equity                            $ 182,052         $ 132,811
                                                                                        =========         =========


The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                             Year ended December 31,
                                                                             ----------------------
                                                                              2000           1999
                                                                             -------        -------
INTEREST INCOME
      Loans, including fees                                                  $ 8,454        $ 5,191
      Federal funds sold                                                         832            777
      Investment securities                                                    1,994            693
                                                                             -------        -------

                  Total interest income                                       11,280          6,661

INTEREST EXPENSE
      Deposits                                                                 4,946          2,453
      Short-term borrowings                                                       --              1
                                                                             -------        -------

                  Total interest expense                                       4,946          2,454
                                                                             -------        -------

                  Net interest income                                          6,334          4,207

PROVISION FOR LOAN LOSSES                                                        348            325
                                                                             -------        -------

                  Net interest income after provision for loan losses          5,986          3,882
                                                                             -------        -------

NON-INTEREST INCOME
      Service fees on deposit accounts                                           358            251
      Other income                                                               551            322
                                                                             -------        -------


                  Total non-interest income                                      909            573
                                                                             -------        -------

NON-INTEREST EXPENSE
      Salaries and employee benefits                                           2,694          1,769
      Occupancy expense                                                          881            622
      Other operating expenses                                                 2,115          1,557
                                                                             -------        -------

                  Total non-interest expense                                   5,690          3,948
                                                                             -------        -------

                  Income before income taxes                                   1,205            507

Income tax expense                                                                53             --
                                                                             -------        -------

                  Net income                                                 $ 1,152        $   507
                                                                             =======        =======

Per share data
      Net income - basic                                                     $  0.60        $  0.26
                                                                             =======        =======
      Net income - diluted                                                   $  0.60        $  0.26
                                                                             =======        =======


The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

            Consolidated Statement of Changes in Stockholders' Equity

                     Years ended December 31, 2000 and 1999

                      (In thousands, except per share data)



                                                                                       Accumulated
                                                                                         other
                                                     Common          Accumulated      comprehensive      Treasury
                                                     stock            deficit         income (loss)       stock           Total
                                                     -----            -------         -------------       -----           -----
Balance at January 1, 1999                          $ 18,994         $ (1,605)        $     --         $     --         $ 17,389
      Issuance of common stock, net
           of offering expenses                        1,014               --               --               --            1,014
      3% stock dividend (53,206 shares)                  825             (825)              --               --               --
      Purchase and retirement of stock options          (310)              --               --               --             (310)
      Purchase of treasury stock (22,416 shares)          --               --               --             (364)            (364)
      Stock award to employees (59 shares)                --               --               --                1                1
      Net income                                          --              507               --               --              507
      Accumulated other comprehensive
           income (loss), net of reclassification
           adjustments and taxes                          --               --              (11)              --              (11)
                                                                                                                        --------
           Total comprehensive income                     --               --               --               --              496
                                                    --------         --------         --------         --------         --------
Balance at  December 31, 1999                         20,523           (1,923)             (11)            (363)        $ 18,226
                                                                                                                        ========
      5% stock dividend (91,191  shares)               1,140           (1,140)              --               --               --
      Cash in lieu of fractional shares                   --               (2)              --               --               (2)
      Net income                                       1,152            1,152
      Accumulated other comprehensive
           income (loss), net of reclassification
           adjustments and taxes                          --               --               39               --               39
                                                                                                                        --------
           Total comprehensive income                     --               --               --               --            1,191
                                                    --------         --------         --------         --------         --------
Balance at  December 31, 2000                       $ 21,663         $ (1,913)        $     28         $   (363)        $ 19,415
                                                    ========         ========         ========         ========         ========

The accompanying notes are an integral part of this statement.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                        Year ended December 31,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        --------
OPERATING ACTIVITIES
      Net income                                                       $  1,152         $    507
      Adjustments to reconcile net loss to net cash provided by
                 operating activities
           Depreciation and amortization                                    499              354
           Provision for loan losses                                        348              325
           Accretion of investment discount                                (153)              (6)
           Amortization of investment premium                                10                6
           Increase in accrued interest receivable                         (854)            (419)
           Increase in other assets                                        (760)             (45)
           Increase in accrued interest payable                           1,199              178
           Increase in other liabilities                                    366               56
                                                                       --------         --------
                      Net cash provided by operating activities           1,807              956
                                                                       --------         --------
INVESTING ACTIVITIES
      Purchases of investment securities held
           to maturity                                                       --          (12,302)
      Purchase of investment securities available-for-sale              (32,434)          (9,416)
      Net increase in loans receivable                                  (39,335)         (37,005)
      Proceeds from maturities and calls of
           investment securities                                          8,705            7,055
      Purchases of premises and equipment                                  (870)          (1,917)
                                                                       --------         --------
                      Net cash used in investing activities             (63,934)         (53,585)
                                                                       --------         --------
FINANCING ACTIVITIES
      Net proceeds from common stock issued                                  --            1,014
      Purchase of common stock for treasury                                  --             (364)
      Purchase of options for retirement                                     --             (310)
      Stock dividends - cash paid in lieu of fractional shares               (2)              --
      Net increase in demand deposits and
           savings accounts21,100                                        22,880
      Net increase in certificates of deposits                           25,387           26,109
                                                                       --------         --------
                      Net cash provided by financing activities          46,485           49,329
                                                                       --------         --------
                      Net decrease in cash and cash equivalents         (15,642)          (3,300)
Cash and cash equivalents, beginning of period                           25,266           28,566
                                                                       --------         --------
Cash and cash equivalents, end of period                               $  9,624         $ 25,266
                                                                       ========         ========

Supplemental disclosures of cash flow information
      Cash paid for interest                                           $  3,747         $  2,632
                                                                       ========         ========
      Cash paid for income taxes                                       $    436         $     --
                                                                       ========         ========


The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999




NOTE A - ORGANIZATION

      On July 1, 1999, after obtaining the appropriate stockholder and regulatory approval, Community Bancorp of New Jersey (the Company) was formed to operate as a bank holding company. Concurrent with its formation, the Company issued one share of its common stock in exchange for one share of common stock of The Community Bank of New Jersey (the
      Bank). These financial statements have been retroactively adjusted to reflect this conversion. The Bank is a New Jersey state-chartered banking institution and a member of the Federal Reserve System and Federal Home Loan Bank of New York.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.  Basis of Financial Statement Presentation

      The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All intercompany balances and transactions have been eliminated in the financial statements.

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



                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      2.  Segment Reporting

      SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is elevated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit of loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

      3.  Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold with maturities of three months or less.

      4.  Investment Securities

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




                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      SFAS No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, was amended in June, 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. No adjustment will be required as a result of the change in accounting principle.

      Statement of Financial Accounting Standards No. 119 Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS No. 119) required disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000 or 1999.

      5.  Loans Receivable and Allowance for Loan Losses

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

      Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The Company had no non-accrual loans as of December 31, 2000 or 1999.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had no loans that would be defined as impaired at December 31, 2000 or 1999.

      6. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities


      In September 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

      7.  Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operations on a straight-line basis over the estimated useful lives of the assets.

      8.  Income Taxes

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

      9.  Earnings Per Share

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





                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      10.  Advertising Costs

      The Company expenses advertising costs as incurred.

      11.  Comprehensive Income

      The Company followed SFAS No. 130, Reporting  Comprehensive  Income.  This
      standard required entities presenting a complete set of financial statements to include details of comprehensive income or loss. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.

      The income tax effects allocated to comprehensive income (loss) at December 31, are as follows (in thousands):

                                                                                       2000
                                                                        ------------------------------------
                                                                        Before          Tax             Net
                                                                          tax        (expense)        of tax
                                                                        amount        benefit         amount
                                                                       --------      ---------       -------
      Unrealized gains (losses) on securities
        Unrealized holding gains (losses) arising during period          $ 63          $(24)          $ 39

      Less reclassification
        Adjustment for gain (loss) realized in net income                  --            --             --
                                                                         ----          ----           ----

      Other comprehensive income (loss), net                             $ 63          $(24)          $ 39
                                                                         ====          ====           ====

                                                                                      1999
                                                                        -----------------------------------
                                                                        Before         Tax            Net
                                                                         tax        (expense)       of tax
                                                                        amount       benefit        amount
                                                                        -------      --------      --------
      Unrealized gains (losses) on securities
        Unrealized holding losses arising during period                  $(19)        $  8          $(11)

      Less reclassification
        Adjustment for loss realized in net income                         --           --            --
                                                                         ----         ----          ----

      Other comprehensive income (loss), net                             $(19)        $  8          $(11)
                                                                         ====         ====          ====


      12.  Reclassification

      Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE C - INVESTMENT SECURITIES

                                                                                        December 31, 2000
                                                                ----------------------------------------------------------------
                                                                                    Gross              Gross
                                                                 Amortized        unrealized        unrealized            Fair
                                                                   cost             gains             losses              value
                                                                   ----             -----             ------              -----
           Investment securities available-for-sale
                 U.S. Government and agency securities          $ 33,798          $     48           $     (4)          $ 33,842
                 Corporate debt securities and other                 264                --                 --                264
                                                                --------          --------           --------           --------

                                                                $ 34,062          $     48           $     (4)          $ 34,106
                                                                ========          ========           ========           ========

           Investment securities held-to-maturity
                 U.S. Government and agency securities          $  9,998          $     --           $    (43)          $  9,955
                 Corporate debt securities and other                 500                14                 --                514
                                                                --------          --------           --------           --------

                                                                $ 10,498          $     14           $    (43)          $ 10,469
                                                                ========          ========           ========           ========


                                                                                               December 31, 1999
                                                               ------------------------------------------------------------------
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
                                                                ========          ========           ========           ========


      The amortized cost and fair value of the Company's investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).


                                                               Available-for-sale                    Held-to-maturity
                                                            -------------------------          --------------------------
                                                             Amortized        Fair              Amortized        Fair
                                                               cost           value                cost          value
                                                            ----------      ---------          -----------     ----------

           Due in one year or less                         $  17,776        $  17,798           $    6,998     $    6,972
           Due after one year through five years              16,022           16,044                3,000          2,983
           Due after five years through ten years                 --               --                  500            514
           Due after ten years                                   264              264                   --             --
                                                           ---------        ---------           ----------     ----------
                                                           $  34,062        $  34,106            $  10,498      $  10,469
                                                            ========         ========           ==========     ==========


      A portion of the Company's U.S. Government and agency securities, totalling approximately $1,300,000 at December 31, 2000 and 1999, was pledged as collateral to secure deposits as required or permitted by law.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE D - LOANS RECEIVABLE

        Major loan classifications at December 31 are as follows (in thousands):

                                                      2000              1999
                                                   ---------         ---------
     Consumer loans                                $  14,278         $  12,479
     Residential mortgages                             7,880             7,268
     Commercial and industrial loans                  24,925            15,197
     Construction loans                               17,046             8,895
     Commercial mortgages                             57,030            38,872
     Other                                             1,064                56
                                                   ---------         ---------
                                                     122,223            82,767
     Less
       Unearned discounts and deferred loan fees        (257)             (135)
           Allowance for loan losses                  (1,584)           (1,237)
                                                   ---------         ---------
                                                   $ 120,382         $  81,395
                                                   =========         =========

      The Company had no non-accrual loans or loans that would be defined as impaired at December 31, 2000 or 1999.

      The Company defines non-performing assets to include loans past due 90 days or more, impaired loans and other real estate owned. The Company had no non-performing assets at December 31, 2000 or 1999. There were no loans to directors or executive at or during the periods ended December 31, 2000 or 1999.

      Changes in the allowance for loan losses is as follows (in thousands):

                                                      2000             1999
                                                    --------         --------
           Balance, beginning of year               $  1,237         $    914
           Provision charged to expenses                 348              325
           Loans charged-off                              (1)              (2)
                                                    --------         --------
           Balance, end of period                   $  1,584         $  1,237
                                                     =======          =======

NOTE E - PREMISES AND EQUIPMENT

      Premises and equipment at December 31 are as follows (in thousands):

                                                         Estimated
                                                        useful lives           2000        1999
                                                     ----------------      --------       -------
           Land                                         Indefinite         $    443       $   443
           Buildings and leasehold improvements       10 - 39 years           3,391         3,306
           Furniture, fixtures and equipment           3 - 7 years            1,075           782
           Computer equipment and software             3 - 5 years            1,076           741
           Construction in progress                        -                    163             6
                                                                            -------       -------
                                                                              6,148         5,278
           Less accumulated depreciation and amortization                    (1,146)         (647)
                                                                            -------        ------
                                                                           $  5,002       $ 4,631
                                                                           ========       =======


      Depreciation   and   amortization   charged  to  operations   amounted  to
approximately $499,000 and $354,000 for year ended December 31, 2000 and 1999, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE F - DEPOSITS

      At December 31, 2000, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

           2001                                     $  53,305
           2002                                         3,120
           2003                                            --
           2004                                            45
                                                  -----------
                                                    $  56,470

      Interest expense on deposits is as follows (in thousands):

                                                       2000             1999
                                                   ------------     ------------

           Savings                                  $    1,891       $    1,441
           NOW and money market                            562              324
           Time deposits                                 2,493              688
                                                     ---------       ----------
                                                    $    4,946       $    2,453
                                                     =========        =========

NOTE G - EQUITY TRANSACTIONS

        On April 27, 2000, the shareholders of the Company approved an Amendment to the Company's Certificate of Incorporation to provide for 1,000,000 shares of series preferred stock, the terms, conditions and designations of which may be set by the Board of Directors at the time of issuance; and to increase the authorized shares of common stock, no par value, to 10,000,000.

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

      OnJanuary 11, 1999, the Company completed the sale of the overallotment of shares associated with its secondary public offering. An additional 66,000 shares were sold at $16.50 per share for $1,089,000. Gross proceeds of the overallotment were reduced by offering costs of approximately $75,000.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE H - INCOME TAXES

      The components of the provision for income taxes (benefit) are as follows (in thousands):

                                                      2000            1999
                                                     -------         -------
           Current
                 Federal                             $  467          $     7
                 State                                   56                4
                                                     ------           ------
                                                        523               11
           Deferred
                 Federal (benefit)                     (450)             (11)
                 State (benefit)                        (20)              --
                                                     ------           ------
                                                       (470)             (11)
                                                      -----           ------

                                                     $   53          $    --
                                                     ======          =======

      The Company began recording an income tax provision during the year ended December 31, 2000. The Company did not record an income tax provision for the year ended December 31, 1999 because of its net operating loss carryforwards. A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows (in thousands):

           Expected statutory income tax expense                       $   410
           Increase (decrease) in taxes resulting from:
                 State taxes on income                                      24
                 Benefit from valuation allowance decrease                (384)
                 Other, net                                                  3
                                                                      --------

           Total income tax provision                                 $     53
                                                                      ========

      Net deferred tax assets consist of the following (in thousands):

                                                                            2000           1999
                                                                           ------          -----
           Allowance for loan loss                                         $ 494           $ 368
           Organizational and start-up costs                                  43              73
           Unrealized (gains) losses on investment securities
                 available for sale                                          (16)              8
           Other                                                             (64)            (54)
                                                                           -----           -----
                                                                             457             395
           Less valuation allowance                                           --            (384)
                                                                           -----           -----

                 Net deferred tax asset, included in other assets          $ 457           $  11
                                                                           =====           =====


      Management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance was recorded for deferred tax assets at December 31, 2000.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE I - OTHER EXPENSES

      Other expenses consist of the following (in thousands):

                                                       2000            1999
                                                      ------          ------

           Communications and office expense          $  221          $  178
           Stationery and printing                       258             228
           Data processing                               610             383
           Professional fees                             340             292
           Marketing and advertising                     362             247
           Stockholder expense                            35             116
           Other                                         289             113
                                                      ------          ------

                                                      $2,115          $1,557
                                                      ======          ======

NOTE J - EARNINGS PER SHARE

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data). Weighted average shares for 2000 and 1999 have been retroactively adjusted to reflect the second quarter 2000 5% stock dividend:

                                                                                   Year ended December 31, 2000
                                                                          -----------------------------------------------
                                                                                              Weighted          Per share
                                                                            Income         average shares         amount
           Basic EPS
             Net income available to common stockholders                   $   1,152          1,918,957          $ 0.60
           Effect of dilutive securities
                 Options                                                          --             12,878              --
                                                                           ---------          ---------           -----
           Diluted EPS
                 Net income available to common stockholders plus
                      Assumed conversion                                   $   1,152          1,931,835          $ 0.60
                                                                           =========          =========           =====


        119,502 options to purchase shares of common stock with exercise prices ranging from $13.12 to $16.05 per share were not included in the computation of 2000 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                                   Year ended December 31, 1999
                                                                          -----------------------------------------------
                                                                                              Weighted          Per share
                                                                            Income         average shares         amount
           Basic EPS
                 Net income available to common stockholders               $     507          1,924,420          $   0.26
           Effect of dilutive securities
                 Options                                                          --             26,714                --
                                                                           ---------          ---------          --------
           Diluted EPS
                 Net income available to common stockholders plus
                      Assumed conversion                                   $     507          1,951,134          $   0.26
                                                                           =========          =========          ========


        66,134 options to purchase shares of common stock with ex ranging from $14.61 to $16.06 per share were not included in the computation of 1999 diluted EPS because the exercise price was greater than the average market price of the common stock.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE K - STOCK OPTIONS

      Under the Company's 1997 Stock Option Plan for Non-Employee Directors (the 1997 Stock Option Plan for Non-Employee Directors), options to purchase 48,668 common stock shares may be issued. Each of the nine non-employee directors were automatically granted 5,408 common stock options exercisable at $10.63 per share (110% of market value on date of grant) in July 1997. The options vest one-third each year. The option may be exercised up to 10 years after the grant. At December 31, 2000, 46,865 options were granted for this plan.

      Under the Company's 1997 Stock Option Plan (the 1997 Stock Option Plan), options to purchase 63,808 common stock shares may be issued. Options to purchase 46,324 common stock shares were granted to nine non-employee directors at $10.63 per share (110% of market value on date of grant) in July 1997, in varying amounts to each non-employee director in July 1997. Additionally, 16,223 options were granted to the President at $13.65 per share in May 1999. The options vest one-third each year. The options may be exercised up to 10 years after the grant. At December 31, 2000, 62,547 options were granted under this plan.

      Under the Company's 1997 Employee Stock Option Plan (the 1997 Employee Stock Option Plan), options to purchase 54,075 common stock shares may be issued. The plan is designed to reserve options for employees of the Company. The discretion of the board is very broad in determining to whom, how many, and at what price options may be issued. Under the Plan, employees may be awarded either incentive stock options, which must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, or non-qualified options, which may have an exercise price to be determined by the Board of Directors at grant, but not less than 85% of the fair market value of the common stock on the date of grant. Options to purchase 54,075 shares were granted in May 1998 at prices ranging from $13.65 to $16.05, which include 27,038 options granted to the President. The options under this plan vest from 3 to 5 years. At December 31, 2000, 50,086 options were granted under this plan.

      The Board of Directors approved in May 1998, the 1998 Stock Option Plan (the 1998 Stock Option Plan) pursuant to which options to purchase up to 54,075 shares of common stock may be issued to members of management. The Board adopted this stock option plan in connection with the retention of the President and Chief Executive Officer of the Company. Under the terms of the President's employment, he is entitled to receive options to purchase 81,112 shares of common stock. The options under this plan vest from 3 to 5 years. Since this stock option plan is subject to the approval of the Company's shareholders at its annual meeting to be held April 22, 1999, the options granted in 1998 were valued in accordance with SFAS No. 123 in 1999. At December 31, 2000, 42,154 options were granted under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Director Stock Option Plan (the 2000 Director Stock Option Plan), pursuant to which options to purchase 89,250 common stock shares may be issued. Options to purchase 89,250 common stock have been granted to eight non-employee directors at $13.13 per share (110% of market value on date of grant) in varying amounts to each non-employee director. The options vest over a two year period. The options may be exercised up to 10 years after the grant. At December 31, 2000, 76,650 options were granted under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Employee Stock Option Plan (the 2000 Employee Stock Option Plan). Options to purchase 73,500 shares of the common stock will be reserved for issuance under this Plan. Options to purchase 22,050 common stock shares have been granted to key employees, including 11,550 to the President at prices ranging from $12.50 to $13.13. The options under this plan vest from 2 to 5 years. The options may be exercised up to 10 years after grant. At December 31, 2000, 22,050 options were granted under this plan.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



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

                                                                 2000              1999
                                                             -----------       ------------
           Net income (loss)
                 As reported                                 $    1,152         $      507
                 Pro forma                                          630                168
           Net income (loss) per share - basic
                 As reported                                 $     0.60          $    0.26
                 Pro forma                                         0.33               0.07
           Net income (loss) per share - diluted
                 As reported                                 $     0.60          $    0.26
                 Pro forma                                         0.33               0.07


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, dividend yield of 0% in both years; expected volatility of 25% in both years; risk-free interest rate of 6.34% in 2000 and 5.79% in 1999; and expected lives of 5 years in 2000 and 10 years in 1999.

      A summary of the status of the Company's stock option plans as of December 31, 2000, and the change during the years then ended is represented below.

                                                                 2000                                 1999
                                                      --------------------------         ----------------------------
                                                                       Weighted                             Weighted
                                                                        Average                              Average
                                                                       Exercise                             Exercise
                                                       Shares            Price           Shares               Price
                                                      --------         ---------         -------           ----------
           Outstanding, beginning of year              207,991          $  12.92         197,374           $  12.73
           Granted                                     107,200             13.25          26,119              14.84
           Cancelled/forfeited                         (14,839)            14.75         (15,502)             13.97
                                                       -------                          -------
           Outstanding, end of year                    300,352             12.95         207,991              12.92
                                                       =======                           =======
           Weighted average fair value of
             options granted during the year                            $   4.23                          $    7.81
                                                                         =======                           ========


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE K - STOCK OPTIONS - Continued

      The following table summarizes information about nonqualified options outstanding at December 31, 2000:

                                                    Options outstanding                   Options exercisable
                                  -----------------------------------------------     ------------------------------
                                                         Weighted
                                       Number            average        Weighted          Number           Weighted
                                   outstanding at       remaining       average       outstanding at        average
               Range of             December 31,        contractual     exercise        December 31,        exercise
            exercise prices             2000               life          price              2000              price
           -------------------    ----------------    -------------- ------------     ---------------      ----------

           $10.63 - $15.95             257,500          8.33 years       $12.43            168,674            $11.91
           $16.00 - $16.05              42,852          8.26 years       $16.05             12,784            $16.05
                                    ----------                                          ----------
                                       300,352                                             181,458
                                    ==========                                          ==========


NOTE L - COMMITMENTS

      Lease Commitments

        The Company leases several banking facilities under noncancellable operating lease agreements expiring through 2019. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $93,000 and $89,000 for the year ended December 31, 2000 and 1999, respectively.

      The approximate minimum rental commitments under operating leases at December 31, 2000, are as follows (in thousands):

           2001                                            $       100
           2002                                                     96
           2003                                                     80
           2004                                                     85
           2005                                                     85
           Thereafter                                            1,139
                                                             ---------
                                                            $    1,585
                                                            ==========


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


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999



NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

      The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):


                                                           2000          1999
                                                         ---------    ---------

         Commitments to extend credit                    $  28,847    $  22,558
         Letters of credit - standby and performance         2,313        1,298
                                                         ---------    ---------

                                                         $  31,160     $ 23,856
                                                        ==========     ========

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



                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999, are outlined below.

      For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $9,624,000 and $25,266,000 as of December 31, 2000 and 1999, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 2000 and 1999, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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


                                                                       2000                         1999
                                                         ---------------------------   ----------------------------
                                                           Carrying      Estimated       Carrying       Estimated
                                                            amount       fair value       amount        fair value
                                                         ------------   ------------   -----------      -----------
                                                                               (in thousands)
           Investment securities available-for-sale      $  34,106       $  34,106     $    9,424       $    9,424
           Investment securities held-to-maturity           10,498          10,469         11,245           11,093
           Loans receivable                                121,966         121,362         82,632           81,489
           Certificates of deposits                         56,470          56,470         31,083           31,083


      There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items, which totalled approximately $31,160,000 and $23,856,000 at December 31, 2000 and 1999,
      respectively, and primarily comprise unfunded loan commitments, which are generally priced at market at the time of funding.

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



                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE O - REGULATORY MATTERS - Continued

      Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2000, management believes that the Bank meets all capital adequacy requirements to which it is subject and considers the Bank to be "well capitalized".

      As of June 7, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts and ratios are also presented in the following table (in thousands, except percentages).




                                                                                             For capital
                                                      Actual                               adequacy purposes
                                             ------------------------         ----------------------------------------------
                                               Amount          Ratio            Amount                  Ratio
                                             -----------      -------         -----------    -------------------------------
         As of December 31, 2000
               Total capital (to risk-
                    weighted assets)          $  20,972        15.66%         $  10,715      Greater than or equal to  8.00%
               Tier I capital (to risk-
                    weighted assets)             19,388        14.48              5,357      Greater than or equal to  4.00
               Tier I capital (to average
                    assets)                      19,388        11.13              5,224      Greater than or equal to  3.00

         As of December 31, 1999
               Total capital (to risk-
                    weighted assets)          $  19,362        21.54%         $   7,189      Greater than or equal to  8.00%
               Tier I capital (to risk-
                    weighted assets)             18,237        20.29              3,595      Greater than or equal to  4.00
               Tier I capital (to average
                    assets)                      18,237        15.28              3,580      Greater than or equal to  3.00





                                                                   To be well
                                                                capitalized under
                                                                prompt corrective
                                                                action provisions
                                             ----------------------------------------------------
                                                Amount                         Ratio
                                             ------------        --------------------------------
         As of December 31, 2000
               Total capital (to risk-
                    weighted assets)            $  13,393        Greater than or equal to  10.00%
               Tier I capital (to risk-
                    weighted assets)                8,036        Greater than or equal to   6.00
               Tier I capital (to average
                    assets)                         8,707        Greater than or equal to   5.00

         As of December 31, 1999
               Total capital (to risk-
                    weighted assets)           $    8,986        Greater than or equal to  10.00%
               Tier I capital (to risk-
                    weighted assets)                5,393        Greater than or equal to    6.00
               Tier I capital (to average
                    assets)                         5,967        Greater than or equal to    5.00

      In addition, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, the Bank is required to maintain a ratio of equity to total assets of at least 10% for its first five years of operations. As of December 31, 2000 and 1999, the Bank's ratio of equity capital to total assets was 10.65% and 13.72%, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE P - PARENT COMPANY FINANCIAL INFORMATION

      The condensed financial information for Community Bancorp of New Jersey, parent company only, has been presented as follows (in thousands).

                                  BALANCE SHEET


                                                                               December 31,
                                                                       ---------------------------
ASSETS                                                                    2000              1999
                                                                       --------           --------
     Investment in subsidiary                                          $ 19,417           $ 18,225
     Other assets                                                           120                 47
                                                                       --------           --------

           Total assets                                                $ 19,537           $ 18,272
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Other liabilities                                                 $    122           $     46
     Stockholders' equity                                                19,415             18,226
                                                                       --------           --------

           Total liabilities and stockholders' equity                  $ 19,537           $ 18,272
                                                                       ========           ========

                       STATEMENT OF OPERATIONS

                                                                         Year ended December 31,
                                                                       ---------------------------
                                                                         2000               1999
                                                                       --------           --------
     Services fee from subsidiary                                      $    120           $     47
     Other operating expenses                                              (120)               (47)
                                                                       --------           --------

           Income before undistributed income from subsidiary                --                 --

     Equity in undistributed income of subsidiary                         1,152                507
                                                                       --------           --------

           Net income                                                  $  1,152           $    507
                                                                       ========           ========

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE P - PARENT COMPANY FINANCIAL INFORMATION - Continued

                             STATEMENT OF CASH FLOWS


                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                      2000              1999
                                                                                     -------           -------
Cash flows from operating activities
     Net income                                                                      $ 1,152           $   507
     Adjustments to reconcile net income to net cash provided by operations
           Equity in undistributed (earnings) losses of subsidiary                    (1,152)             (507)
           Net increase in other assets                                                  (73)              (47)
           Net increase in other liabilities                                              76                46
                                                                                     -------           -------
                Net cash used in operating activities                                      3                (1)
                                                                                     -------           -------
     Cash flows from investing activities
           Contributions to subsidiary                                                    --            (1,014)
           Proceeds to fund treasury stock and option transactions                        --               674
                                                                                     -------           -------
                Net cash used in investing activities                                     --              (340)
                                                                                     -------           -------
     Cash flows from financing activities
           Stock dividends - cash paid in lieu of fractional shares                       (2)               --
           Effect of treasury stock and option transactions                               --              (673)
           Issuance of common stock                                                       --             1,014
                                                                                     -------           -------
                Net increase (decrease) in cash and cash equivalents                      (2)              341
                                                                                     -------           -------
     Cash and cash equivalents at beginning of period                                     --                --
                                                                                     -------           -------
     Cash and cash equivalents at end of year                                        $     1           $    --
                                                                                     =======           =======

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2000 and 1999




NOTE Q - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summarizes the consolidated results of operations during 2000 and 1999, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                                     2000
                                                             ------------------------------------------------------
                                                             Fourth          Third          Second           First
                                                             Quarter        Quarter         Quarter         Quarter
                                                             -------        -------         -------         -------
Interest income                                              $3,323          $3,048          $2,605          $2,304
Interest expense                                              1,544           1,375           1,060             967
                                                             ------          ------          ------          ------
      Net interest income                                     1,779           1,673           1,545           1,337
Provision for loan losses                                       155              55              80              58
                                                             ------          ------          ------          ------
      Net interest after provisions for loan losses           1,624           1,618           1,465           1,279
Other non-interest income                                       296             196             265             152
Other non-interest expense                                    1,464           1,451           1,490           1,285
                                                             ------          ------          ------          ------
      Income before income taxes                                456             363             240             146
Income taxes                                                     41              12              --              --
                                                             ------          ------          ------          ------
      Net income                                             $  415          $  351          $  240          $  146
                                                             ======          ======          ======          ======
Net income per share
      Basic                                                  $ 0.22          $ 0.18          $ 0.12          $ 0.08
      Diluted                                                $ 0.22          $ 0.18          $ 0.12          $ 0.08

                                                                                       1999
                                                           --------------------------------------------------------
                                                            Fourth            Third         Second           First
                                                            Quarter          Quarter        Quarter         Quarter
                                                           ---------         -------        -------         -------
Interest income                                              $1,942          $1,744          $1,593          $1,382
Interest expense                                                826             628             545             455
                                                             ------          ------          ------          ------
      Net interest income                                     1,116           1,116           1,048             927
Provision for loan losses                                        58              45             111             111
                                                             ------          ------          ------          ------
      Net interest after provisions for loan losses           1,058           1,071             937             816
Other non-interest income                                       273             169              73              58
Other non-interest expense                                    1,188           1,080             871             809
                                                             ------          ------          ------          ------
      Net income                                             $  143          $  160          $  139          $   65
                                                             ======          ======          ======          ======
Net income per share
      Basic                                                  $ 0.07          $ 0.08          $ 0.08          $ 0.03
      Diluted                                                $ 0.07          $ 0.09          $ 0.07          $ 0.03

                                                     [GRANT THORNTON LETTERHEAD]


               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Community Bancorp of New Jersey

               We have audited the consolidated balance sheets of Community Bancorp of New Jersey (formerly, the Community Bank of New Jersey) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp of New Jersey as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton LLP
- ----------------------
Grant Thornton LLP


Philadelphia, Pennsylvania
January 12, 2001

                        C O M P A N Y    P R O F I L E

Community Bancorp of New Jersey was organized by a group of prominent local businessmen, professionals and community leaders. The Bank received its State Charter in December 1996 and opened for business in May of 1997.

Currently, we are a five-branch bank with attractive and functional facilities located in Freehold Township, Freehold Borough, Howell Township, Manalapan Township and Matawan Borough.

Providing a full range of consumer and commercial banking services, we:

               o      Have a friendly attitude
               o      Offer free checking
               o      Provide access to decision makers
               o      Operate with extended lobby hours
               o      Are open on Sundays

Community Bancorp of New Jersey expects excellence and promotes respect of each and every person, customer and employee alike.


                             O U R    V A L U E S

Community Bancorp of New Jersey is a company of people committed to being the best in all we do. We are an organization where all employees have an opportunity to grow, learn and contribute to our success. Some of our corporate values and beliefs are:

               o      We believe that people are our most important asset.
               o We believe that encouraging creativity and innovation and increasing responsibility through empowerment are essential elements in developing people to their full potential.
               o We believe that a commitment to excellence and striving to be the best in all we do is the way to differentiate ourselves from the competition.
               o We believe that being open to change, being accountable for our actions and learning from our mistakes is fundamental to our future success.
               o We believe that integrity is the most important ingredient in all we do.

Our subsidiary, Community Bank of New Jersey, is a community bank which expects excellence and promotes respect of each and everyone, both customer and employee alike. That is what makes our Bank different!