Form 10QSB
period 2001-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2001-05-15
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


              For the quarterly period ended March 31, 2001
                                             --------------

     [_]   Transition report under Section 13 or 15 (d) of the Exchange Act


               For the transition period from ________ to ________


                        Commission file number 000-26587
                                               ---------


                         COMMUNITY BANCORP OF NEW JERSEY
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                          22-3666589
--------------------------------                          -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                3535 Highway 9 North, Freehold, New Jersey 07728
                ------------------------------------------------
                    (Address of principal executive offices)


         (Issuer's telephone number, including area code) (732) 863-9000

                                 Not Applicable
                ------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ X ]      No [   ]


   Common Stock, No Par Value-1,918,957 shares outstanding as of May 11, 2001





                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.    FINANCIAL INFORMATION                                             PAGE NO.
-------    ---------------------                                             --------

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets at March 31, 2001
           (Unaudited) and December 31, 2000                                    3

           Consolidated Condensed Statements of Income for the three
           months ended March 31, 2001 and 2000 (Unaudited)                     4

           Consolidated Condensed Statement of Changes in Stockholders'         5
           Equity at March 31, 2001 (Unaudited)

           Consolidated Condensed Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000 (Unaudited)                     6

           Notes to Consolidated Condensed Financial Statements (Unaudited)   7 - 10


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11 - 21


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    22

Item 2.    Changes in Securities and Use of Proceeds                            22

Item 3.    Defaults Upon Senior Securities                                      22

Item 4.    Submission of Matters to a Vote of Security Holders                  22

Item 5.    Other Information                                                    22

Item 6.    Exhibits and Reports on Form 8-K
                          a.  Exhibits - None                                   22
                          b.  Reports on Form 8-K                               22


SIGNATURES                                                                      23


                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2001          2000
                                                                                      --------      --------
                                                                                      (Dollars in thousands)
Cash flows from operating activities:
            Net income ........................................................      $    334       $    146
            Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                            Depreciation and amortization .....................           146            116
                            Provision for loan losses .........................           146             58
                            Accretion of investment discount ..................           (55)           (30)
                            Amortization of investment premium ................             8              3
                            Decrease (increase) in accrued interest receivable            475           (165)
                            Decrease (increase in) other assets ...............           224           (306)
                            Increase in accrued interest payable ..............            21            292
                            Increase in other liabilities .....................            97             82
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by operating activities         1,396            196
-------------------------------------------------------------------------------      --------       --------

Cash flows from investing activities:
            Purchases of investment securities available-for-sale .............          (532)        (8,447)
            Proceeds from maturities and calls of investment securities .......        27,430            500
            Net increase in loans made to customers ...........................       (11,065)        (3,509)
            Purchases of premises and equipment ...............................          (637)          (175)
-------------------------------------------------------------------------------      --------       --------

                                      Net cash used in investing activities ...        15,196        (11,631)
-------------------------------------------------------------------------------      --------       --------

Cash flows from financing activities:
            Net increase in demand deposits and savings accounts ..............         4,101          5,262
            Net increase in certificates of deposit ...........................         5,858          1,049
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by financing activities         9,959          6,311
-------------------------------------------------------------------------------      --------       --------

Net increase (decrease) in cash and cash equivalents ..........................        26,551         (5,124)
Cash and cash equivalents as of beginning of year .............................         9,624         25,266
-------------------------------------------------------------------------------      --------       --------

Cash and cash equivalents as of end of period .................................      $ 36,175       $ 20,142
-------------------------------------------------------------------------------      ========       ========


Supplemental disclosures of cash flow information:
            Cash paid during the period for interest ..........................      $  1,511       $    675
            Cash paid during the period for income taxes ......................      $     74       $     34



     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ----------------------
                                                                                2001        2000
                                                                               ------      ------
                                                                  (Dollars in thousands, except per share data)
INTEREST INCOME
        Loans, including Fees ...........................................      $2,726      $1,722
        Federal funds sold ..............................................         200         170
        Investment securities - taxable .................................         543         412
-------------------------------------------------------------------------      ------      ------
                          Total interest income .........................       3,469       2,304
-------------------------------------------------------------------------      ------      ------

INTEREST EXPENSE
        Interest bearing - NOW ..........................................          62          62
        Savings and money market ........................................         534         452
        Certificates of deposit .........................................         936         453
-------------------------------------------------------------------------      ------      ------
                          Total interest expense ........................       1,532         967
-------------------------------------------------------------------------      ------      ------
                          Net interest income ...........................       1,937       1,337
Provision for loan losses ...............................................         146          58
-------------------------------------------------------------------------      ------      ------
                          Net interest income after provision
                                   for loan losses ......................       1,791       1,279
-------------------------------------------------------------------------      ------      ------

Non-interest income:
        Service fees on deposit accounts ................................         102          86
        Other fees and commissions ......................................         256          66
-------------------------------------------------------------------------      ------      ------
                          Total non-interest income .....................         358         152
-------------------------------------------------------------------------      ------      ------

Non-interest expense:
        Salaries and wages ..............................................         649         520
        Employee benefits ...............................................         103          86
        Occupancy expense ...............................................         122         104
        Depreciation - occupancy, furniture & equipment .................         146         116
        Other ...........................................................         603         459
-------------------------------------------------------------------------      ------      ------
                          Total non-interest expense ....................       1,623       1,285
-------------------------------------------------------------------------      ------      ------

                          Income before income taxes ....................         526         146
Income tax expense ......................................................         192          --
-------------------------------------------------------------------------      ------      ------

                          Net Income ....................................      $  334      $  146
-------------------------------------------------------------------------      ======      ======

Per Common Share:
        Net income - basic ..............................................      $ 0.17      $ 0.07
        Net income - diluted ............................................      $ 0.16      $ 0.07

Weighted average shares outstanding (in thousands):
        Basic ...........................................................       2,015       2,015
        Diluted .........................................................       2,041       2,024


See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                                           Other                         Total
                                                Common       Treasury     Accumulated  Comprehensive  Comprehensive   Stockholders'
                                                 Stock        Stock         Deficit       Income         Income          Equity
                                                -------      --------      --------    -------------  -------------     --------
                                                                              (Dollars in thousands)

Balance December 31, 2000 ................      $21,663      $  (363)      $(1,913)      $    28                         $19,415

Comprehensive Income:
          Net Income .....................           --           --           334            --          $   334            334
          Increase in unrealized holding
                  gains on securities, net           --           --            --            12               12             12
                                                                                                          -------        -------

Total Comprehensive Income ...............           --           --            --            --          $   346
                                                -------       -------       -------      -------          =======

Balance, March 31, 2001 (Unaudited) ......      $21,663      $  (363)      $(1,579)      $    40          $19,761
                                                =======      =======       =======       =======          =======







     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         2001              2000
                                                                                       --------         --------
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
            Net income ........................................................        $    334         $    146
            Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                            Depreciation and amortization .....................             146              116
                            Provision for loan losses .........................             146               58
                            Accretion of investment discount ..................             (55)             (30)
                            Amortization of investment premium ................               8                3
                            Decrease (increase) in accrued interest receivable              475             (165)
                            Decrease (increase in) other assets ...............             224             (306)
                            Increase in accrued interest payable ..............              21              292
                            Increase in other liabilities .....................              97               82
-------------------------------------------------------------------------------        --------         --------

                                      Net cash provided by operating activities           1,396              196
-------------------------------------------------------------------------------        --------         --------

Cash flows from investing activities:
            Purchases of investment securities available-for-sale .............            (532)          (8,447)
            Proceeds from maturities and calls of investment securities .......          27,430              500
            Net increase in loans made to customers ...........................         (11,065)          (3,509)
            Purchases of premises and equipment ...............................            (637)            (175)
-------------------------------------------------------------------------------        --------         --------

                                      Net cash used in investing activities ...          15,196          (11,631)
-------------------------------------------------------------------------------        --------         --------

Cash flows from financing activities:
            Net increase in demand deposits and savings accounts ..............           4,101            5,262
            Net increase in certificates of deposit ...........................           5,858            1,049
-------------------------------------------------------------------------------        --------         --------

                                      Net cash provided by financing activities           9,959            6,311
-------------------------------------------------------------------------------        --------         --------

Net increase (decrease) in cash and cash equivalents ..........................          26,551           (5,124)
Cash and cash equivalents as of beginning of year .............................           9,624           25,266
-------------------------------------------------------------------------------        --------         --------

Cash and cash equivalents as of end of period .................................        $ 36,175         $ 20,142
-------------------------------------------------------------------------------        ========         ========


Supplemental disclosures of cash flow information:
            Cash paid during the period for interest ..........................        $  1,511         $    675
            Cash paid during the period for income taxes ......................        $     74         $     34


     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was amended in June, 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

Statement of Financial Accounting Standards No. 119 Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS No. 119) required disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. We did not hold any derivative financial instrument as defined by SFAS No. 119 at March 31, 2001 or December 31, 2000.

In September 2000, the Financial Accounting Standards Board adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

NOTE D - STOCK DIVIDEND

On April 9, 2001 the Company's Board of Directors approved a 5% stock dividend payable May 15, 2001 to shareholders of record as of April 23, 2001. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 2001 and December 31, 2000 (Dollars in thousands).

                                                                                March 31, 2001 (Unaudited)
                                                             ----------------------------------------------------------------
                                                                                                    Gross              Gross
                                                             Amortized         Unrealized         Unrealized           Fair
                                                               Cost              Gains             Losses              Value
                                                             -------            -------            -------            -------
Securities available-for-sale:
            U.S. Government and agency securities            $10,913            $    63            $    --            $10,976
            Other securities ....................                297                 --                 --                297
                                                             -------            -------            -------            -------
                                                             $11,210            $    63            $    --            $11,273
                                                             =======            =======            =======            =======
Securities held-to-maturity:
            U.S. Government and agency securities            $ 5,999            $    14            $    --            $ 6,013
            Other securities ....................                500                 48                 --                548
                                                             -------            -------            -------            -------
                                                             $ 6,499            $    62            $    --            $ 6,561
                                                             =======            =======            =======            =======


                                                                                       December 31, 2000
                                                             ----------------------------------------------------------------------
                                                                                                       Gross                Gross
                                                             Amortized          Unrealized           Unrealized             Fair
                                                               Cost               Gains                Losses               Value
                                                             --------            --------             --------             --------
Securities available-for-sale:
            U.S. Government and agency securities            $ 33,798            $     48             $     (4)            $ 33,842
            Other securities ....................                 264                  --                   --                  264
                                                             --------            --------             --------             --------
                                                             $ 34,062            $     48             $     (4)            $ 34,106
                                                             ========            ========             ========             ========
Securities held-to-maturity:
            U.S. Government and agency securities            $  9,998            $     --             $    (43)            $  9,955
            Other securities ....................                 500                  14                   --                  514
                                                             --------            --------             --------             --------
                                                             $ 10,498            $     14             $    (43)            $ 10,469
                                                             ========            ========             ========             ========



The following table sets forth as of March 31, 2001 the maturity distribution of the Company's investment portfolio (Dollars in thousands).


                                                      Available-for-sale                    Held-to-maturity
                                                 ---------------------------         -----------------------------
                                                  Amortized            Fair           Amortized             Fair
                                                    Cost              Value              Cost               Value
                                                  -------            -------            -------            -------
Due in one year or less ..............            $ 5,661            $ 5,699            $ 5,999            $ 6,013
Due after one year through five years               5,252              5,277                 --                 --
Due after five years through ten years                 --                 --                500                548
Due after ten years ..................                297                297                 --                 --
                                                  -------            -------            -------            -------
                                                  $11,210            $11,273            $ 6,499            $ 6,561
                                                  =======            =======            =======            =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 2001 and December 31, 2000 (Dollars in thousands).

                                                       Loan Portfolio By Type of Loan
                                          -----------------------------------------------------
                                                March 31, 2001
                                                  (Unaudited)              December 31, 2000
                                          -----------------------        ----------------------
                                            Amount        Percent          Amount       Percent
                                           --------      --------         --------      -------
Commercial and industrial loans            $ 25,333        19.04%         $ 24,865       20.39%
Commercial mortgage loans .....              65,644        49.34%           56,849       46.61%
Residential mortgages .........               8,153         6.13%            7,867        6.45%
Construction loans ............              18,437        13.86%           17,046       13.98%
Consumer loans ................              15,349        11.54%           14,275       11.70%
Other loans ...................                 115         0.09%            1,064        0.87%
                                           --------       ------          --------      ------

                                           $133,031       100.00%         $121,966      100.00%
                                           ========       ======          ========      ======


The following table represents the activity in the allowance for loan losses for the three month periods ended March 31, 2001 and 2000 and the year ended December 31, 2000 (Dollars in thousands).

                                                               Allowance For Loan Losses
                                                     -------------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                             (Unaudited)            Year Ended
                                                     ---------------------------    December 31,
                                                      2001                2000         2000
                                                     -------             -------      -------
Balance - beginning of period ...........            $ 1,584             $ 1,237      $ 1,237
Charge-offs .............................                 --                  --           (1)
Recoveries ..............................                 --                  --           --
                                                     -------             -------      -------
Net (charge-offs) recoveries ............                 --                  --           (1)
Provision for loan losses ...............                146                  58          348
                                                     -------             -------      -------

Balance - end of period .................            $ 1,730             $ 1,295      $ 1,584
                                                     =======             =======      =======
Balance of Allowance at period-end as a %
    of loans at period-end ..............               1.30%               1.50%        1.30%
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

FINANCIAL CONDITION

Total assets at March 31, 2001 increased by $10.4 million, or 5.7%, to $192.5 million compared to $182.1 million at December 31, 2000. Total assets averaged $185.2 million in the first three months of 2001, a $32.2 million, or 21.0%, increase from the 2000 full year average of $153.0 million. Average loans increased $28.9 million, or 29.6%, to $126.6 million in the first three months of 2001, from the 2000 full year average of $97.7 million. Average investment securities increased by $0.7 million, or 2.2%, to $32.8 million; average Federal funds sold increased by $1.9 million, or 14.4%, to $13.2 million; the average of all other assets increased by $1.1 million, or 9.6%, to $12.5 million; and the loan loss reserve average increased $263 thousand, or 19.3%, to $1.6 million during the first three months of 2001 compared to the full year 2000 averages.

These increases in average assets were funded primarily by a $30.8 million, or 23.2%, increase in average deposits, as average deposits for the first three months of 2001 increased to $163.4 million from the full year 2000 average of $132.6 million.


Lending Activity

Total loans at March 31, 2001 were $133.0 million, a 9.0%, or $11.0 million increase from December 31, 2000. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $8.8 million in commercial mortgage loans, $1.4 million in construction loans, $0.4 million in commercial and industrial loans, $1.0 million in consumer loans and a decrease of $0.6 million in residential mortgage and other loans.

The 9.0% increase in loans at March 31, 2001 compared to December 31, 2000 is partially attributable to greater penetration of our marketplace and the continuation of a strong general economic environment within our market area. From September 1997 through November 1999, we opened four new offices in our Monmouth County market area. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans.

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

Allowance for Loan Losses

The allowance for loan losses was $1.7 million, or 1.30% of total loans, at March 31, 2001 compared to $1.6 million, or 1.30% of total loans, at December 31, 2000. At March 31, 2001 and December 31, 2000, we had no non-performing loans. The increase in the balance of the allowance for loan losses reflects the continued growth of our loan portfolio.

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


Investment Securities Activity

Investment securities decreased by $26.8 million, or 60.1%, to $17.8 million at March 31, 2001 compared to $44.6 million at December 31, 2000. During the year ended December 31, 2000, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. Based upon Asset/Liability management considerations arising during the first quarter of 2001, primarily anticipated loan growth and deposit repricing opportunities, management has decided to retain planned, matured investment securities proceeds of $27.4 million, for other funding purposes. At March 31, 2001, the proceeds were invested in Federal funds.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2001, investment securities of $11.3 million, or 63.5% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $6.5 million, or 36.5% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of three years or less and with call features of one year or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $10.0 million, or 6.2%, to $170.5 million at March 31, 2001 compared to $160.5 million at December 31, 2000. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. In the first and fourth quarter of 1999, we opened two new offices, which have contributed to our deposit growth.

Average total deposits increased by $30.8 million, or 23.2%, to $163.4 million for the three months ended March 31, 2001 compared to the 2000 full year average of $132.6 million. Changes in the deposit mix averages for the three months ended March 31, 2001 compared to the 2000 full year averages include a $2.8 million, or 6.3%, increase in savings deposits; a $0.3 million, or 1.9%, decrease in NOW account deposits; a $19.1 million, or 47.4%, increase in time deposits; a $3.8 million, or 62.3%, increase in money market deposits; and a $5.3 million, or 20.0%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. During July 2000, a 12-month certificate of deposit promotion generated $10.3 million in funds as total deposits for the month of July 2000 increased by $14.2 million. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $48.2 million at March 31, 2001, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve. As of March 31, 2001 we did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 18.8% and 5.3% of our total assets at March 31, 2001 and December 31, 2000, respectively. During the first quarter of 2001, liquid assets were increased through deposit growth and planned investment securities maturities in order to manage second quarter 2001 asset/liability considerations (primarily loan growth and deposit repricing opportunities).

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at March 31, 2001 was increased deposits and proceeds from maturities and calls of investment securities. Deposit increases amounted to $10.0 million for the three months ended March 31, 2001 and proceeds from maturities and calls of investment securities amounted to $27.4 million. During 2001, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $39.3 million and securities purchases amounting to $32.4 million. During the first quarter of 2001, deposit growth and proceeds from investment securities maturities were utilized for asset/liability management considerations as previously discussed.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at March 31, 2001 amounted to $11.3 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $9.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During the fourth quarter of 2000, we became a member of the Federal Home Loan Bank of New York and have an additional overnight borrowing line of $5.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of March 31, 2001, we have no purchased funds.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.



Capital Resources

Stockholder's equity increased by $346 thousand at March 31, 2001 compared to December 31, 2000. The changes in stockholders' equity during the three months ended March 31, 2001 were comprised of an increase from net income of $334 thousand and an increase of $12 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 2001 as well as the regulatory required minimum and "well capitalized" capital ratios:


                                  March 31, 2001                   Regulatory Requirement
                                 ---------------            ----------------------------------------
                               Company         Bank            Minimum          "Well Capitalized"
                               -------        -------        -----------        ------------------
Risk-based Capital:
Tier I capital ratio...........13.79%         13.79%               4.00%              6.00%
Total capital ratio............15.00%         15.00%               8.00%             10.00%

Leverage ratio.................10.65%         10.65%         3.00%-5.00%        5.00% or greater



In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, as amended during April, 2001 for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 8.00%. As of March 31, 2001 the Bank's ratio of equity capital to total assets was 10.25%.

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

RESULTS OF OPERATIONS for the three months ended March 31, 2001 compared to the three months ended March 31, 2000


Net Income For the three months ended March 31, 2001, we earned $334 thousand after $192 thousand of income tax expense compared to $146 thousand in net income after no income tax expense for the same period last year. During 2000 we benefited from the application of net granting loss carry forwards which were not available in 2001.Basic and diluted net income per share for the three months ended March 31, 2001 was $0.17 and $0.16, respectively, compared to basic and diluted net income per share of $0.07 for the same prior year period. The increase in net income was primarily due to a $600 thousand, or 44.9%, increase in net interest income and a $206 thousand, or 135.5%, increase in non-interest income. These items were partially offset by a $88 thousand, or 151.7%, increase in the provision for loan losses, and a $338 thousand, or 26.3%, increase in non-interest expenses.

Net Interest Income
Net interest income increased $600 thousand, or 44.9%, to $1.94 million for the three months ended March 31, 2001 from $1.34 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $10.1 million, or 30.9%, for the first three months of 2001 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended March 31, 2001 increased to 4.50% from 4.37% for the same prior year period. The increase in the net interest margin resulted primarily from a change in the mix of average interest earning assets as higher yielding loans as a percent of total interest earning assets increased by 83.4% compared to an increase of 16.6% for all other interest earning assets.

Interest income increased $1.17 million, or 50.9%, to $3.47 million for the three months ended March 31, 2001 compared to $2.30 million for the same period in 2000. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $881 thousand, volume related increases in income of $85 thousand in the investment securities portfolio, and volume related increases in income of $42 thousand in Federal funds sold as our growth resulted in an increase in average earning assets of $51.8 million, or 42.3%, to $174.4 million for the three months ended March 31, 2001 compared to $122.6 million for the same period in 2000.

In addition to the volume related increase, total interest income increased by $177 thousand from rate related increases as interest rates on earning assets repriced to current higher yields compared to first quarter 2000 yields. Total interest income was also decreased by $20 thousand as a result of one less day during the first three months of 2001 compared to the first three months of 2000.

Interest expense for the first three months of 2001 increased $565 thousand, or 58.4%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $524 thousand of the expense increase; $50 thousand attributable to net rate related increases; and was partially offset by a decrease of $9 thousand due to one less day in the first three months of 2001. The volume related increases in interest bearing liabilities and expense rate increases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.



                                                                                   Three Months Ended
                                                                                     March 31, 2001
                                                                     --------------------------------------------
                                                                       Average          Interest          Average
                                                                       Balance       Income/Expense        Rate
                                                                     -----------       ----------         ------
                                                                          (In thousands, except percentages)
ASSETS
Interest Earning Assets:
               Federal Funds Sold ..............................      $  15,094        $     200           5.37%
               Investment Securities ...........................         32,754              543           6.63%
               Loans (net of unearned income) (1) (2) ..........        126,558            2,726           8.74%
                                                                      ---------        ---------

                        Total Interest Earning Assets...........        174,406            3,469           8.07%
                                                                      ---------        ---------

Non-Interest Earning Assets:
               Loan Loss Reserve ...............................         (1,626)
               All Other Assets ................................         12,453


                        Total Assets ...........................      $ 185,233


LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
               NOW Deposits ....................................      $  15,239               62           1.65%
               Savings Deposits ................................         47,086              432           3.72%
               Money Market Deposits ...........................          9,927              102           4.17%
               Time Deposits ...................................         59,378              936           6.39%
               Short-term Borrowings ...........................             --               --           0.00%


                        Total Interest Bearing Liabilities .....        131,630            1,532           4.72%


Non-Interest Bearing Liabilities:
               Demand Deposits .................................         31,765
               Other Liabilities ...............................          2,186


                        Total Non-Interest Bearing Liabilities .         33,951


Stockholders' Equity ...........................................         19,652


                        Total Liabilities and Stockholders'
                        Equity .................................      $ 185,233


NET INTEREST INCOME ............................................      $   1,937


NET INTEREST SPREAD (3) ........................................                                           3.35%

NET INTEREST MARGIN (4) ........................................                                           4.50%





                                                                             Three Months Ended
                                                                               March 31, 2000
                                                                    ---------------------------------------
                                                                     Average         Interest       Average
                                                                     Balance      Income/Expense     Rate
                                                                    ---------       ----------      ------
                                                                      (In thousands, except percentages)
ASSETS
Interest Earning Assets:
               Federal Funds Sold ..............................    $  12,102      $     170         5.63%
               Investment Securities ...........................       27,113            412         6.08%
               Loans (net of unearned income) (1) (2) ..........       83,401          1,722         8.28%
                                                                    ---------      ---------

                        Total Interest Earning Assets...........      122,616          2,304         7.54%
                                                                    ---------      ---------

Non-Interest Earning Assets:
               Loan Loss Reserve ...............................                      (1,252)
               All Other Assets ................................                      10,205
                                                                                   ---------

                        Total Assets ...........................                   $ 131,569
                                                                                   =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
               NOW Deposits ....................................    $  14,418             62         1.72%
               Savings Deposits ................................       41,002            425         4.16%
               Money Market Deposits ...........................        2,907             27         3.73%
               Time Deposits ...................................       31,556            453         5.76%
               Short-term Borrowings ...........................           --             --         0.00%
                                                                    ---------      ---------

                        Total Interest Bearing Liabilities .....       89,883            967         4.32%
                                                                    ---------      ---------

Non-Interest Bearing Liabilities:
               Demand Deposits .................................                      22,237
               Other Liabilities ...............................                       1,119
                                                                                   ---------

                        Total Non-Interest Bearing Liabilities .                      23,356
                                                                                   ---------

Stockholders' Equity ...........................................                      18,330
                                                                                   ---------

                        Total Liabilities and Stockholders'
                        Equity .................................                   $ 131,569
                                                                                   =========

NET INTEREST INCOME ............................................                   $   1,337
                                                                                   =========

NET INTEREST SPREAD (3) ........................................                                     3.22%

NET INTEREST MARGIN (4) ........................................                                     4.37%



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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                                                                    Three Months Ended March 31, 2001
                                                                              Compared to Three Months Ended March 31, 2000
                                                                     ---------------------------------------------------------------
                                                                                        Increase (Decrease) Due To
                                                                     ---------------------------------------------------------------
                                                                     Volume             Rate               Time                Net
                                                                     ------            ------             ------             ------
                                                                                             (In thousands)
Interest Earned On:
               Federal Funds Sold .......................            $   42            $  (10)            $   (2)            $   30
               Investment Securities ....................                85                45                  1                131
               Loans (net of unearned income) ...........               881               142                (19)             1,004
                                                                     ------            ------             ------             ------

                                   Total Interest Income              1,008               177                (20)             1,165
                                                                     ------            ------             ------             ------

Interest Paid On:
               NOW Deposits .............................                 3                (3)                --                 --
               Savings Deposits .........................                62               (51)                (4)                 7
               Money Market Deposits ....................                64                11                 --                 75
               Time Deposits ............................               395                93                 (5)               483
               Short-term Borrowings ....................                --                --                 --                 --
                                                                     ------            ------             ------             ------

                                   Total Interest Expense               524                50                 (9)               565
                                                                     ------            ------             ------             ------

                                   Net Interest Income ..            $  484            $  127             $  (11)            $  600
                                                                     ======            ======             ======             ======

Provision for Loan Losses
The provision for loan losses increased to $146 thousand for the first three months of 2001 compared to a provision of $58 thousand for the same period in 2000. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at March 31, 2001, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.7 million, or 1.30% of total loans, at March 31, 2001.


Non-Interest Income
Total non-interest income was $358 thousand for the first three months of 2001 compared to $152 thousand for the first three months of 2000, an increase of $206 thousand, or 135.5%. The increase was attributable to an increase in service fees on deposits of $16 thousand, or 18.6%, and an increase in other fees and commissions of $190 thousand, or 287.9%. The growth in service fees on deposits reflects the growth in demand deposit account average balances, which increased to $31.8 million from $22.2 million, or an increase of 43.2% for the three months ended March 31, 2001 compared to the same prior year period. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans, which increased by $149 thousand at March 31, 2001 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $41 thousand, resulted primarily from the continued growth of the Company.


Non-Interest Expense
Total non-interest expense amounted to $1.62 million for the three months ended March 31, 2001, an increase of $338 thousand, or 26.3%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $146 thousand, or 24.1%, and reflected increases in the number of employees from 58 full-time equivalents for the period ended March 31, 2000 to 79 full-time equivalents for the period ended March 31, 2001. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment.

Occupancy expenses increased $18 thousand, or 17.3%, for the first three months of 2001 compared to the same period in 2000. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $30 thousand, or 25.9%, for the first three months of 2001 compared to the first three months of 2000 due primarily to depreciation costs associated with existing branch facilities, new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $144 thousand, or 31.4%, for the first three months of 2001 compared to the first three months of 2000. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $152 thousand, an increase of $33 thousand; professional and stockholder related costs amounted to $84 thousand, an increase of $42 thousand; marketing and advertising costs amounted to $73 thousand, a decrease of $13 thousand; stationery, supplies and printing costs amounted to $65 thousand, an increase of $4 thousand; communications expenses amounted to $35 thousand, an increase of $6 thousand; systems related conversion costs amounted to $70 thousand, compared to no such expense the prior year; and all other expenses amounted to $124 thousand, an increase of $2 thousand.


Income Tax Expense
For the three months ended March 31, 2001, we recognized $192 thousand in income tax expense and did not recognize any income tax expense during the first three months of 2000. We were fully taxable in the first three months of 2001 while no tax expense was recorded in the 2000 first quarter because of the utilization of net operating loss carryforwards. The effective tax rate for the first three months of 2001 was 36.5%.

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

                Not Applicable.


Item 5.         Other Information
                Not Applicable.


Item 6.         Exhibits and Reports on Form 8-K
                (a)   Exhibits - None

                (b)   Reports on Form 8-K

                      The Registrant filed a Current Report on Form 8-K dated January 16, 2001 announcing results of its operations as of December 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY BANCORP OF NEW JERSEY
                               -------------------------------
                                          (Issuer)






Date:  May 11, 2001            By:    /s/ Robert D. O'Donnell
       ------------                   ------------------------
                                      ROBERT D. O'DONNELL
                                      President and Chief Executive Officer






                               By:    /s/ Michael Bis
                                      ---------------
                                      MICHAEL BIS
                                      Vice President and Chief Financial Officer