Form 10QSB/A
period 2001-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2001-06-15
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                AMENDMENT No. 1

                                     TO THE

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

Community Bancorp of New Jersey has filed an amendment to Form 10QSB for the quarter ended March 31, 2001 to include the "Consolidated Condensed Balance Sheet" which was not transmitted with the original filing.

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          March 31,
                                                                                            2001          December 31,
                                                                                         (Unaudited)          2000
                                                                                        --------------    ------------
                                                                                           (Dollars in thousands)

ASSETS
Cash and cash equivalents:
        Cash and due from banks ....................................................       $   6,605        $   5,764
        Federal funds sold .........................................................          29,570            3,860
------------------------------------------------------------------------------------       ---------        ---------
                  Total cash and cash equivalents ..................................          36,175            9,624
------------------------------------------------------------------------------------       ---------        ---------

Investment securities available-for-sale ...........................................          11,273           34,106
Investment securities held-to-maturity (fair value of $6,561 at
        March 31, 2001 and $10,469 at December 31, 2000) ...........................           6,499           10,498
Loans receivable ...................................................................         133,031          121,966
Allowance for loan loss ............................................................          (1,730)          (1,584)
------------------------------------------------------------------------------------       ---------        ---------
                  Net loans receivable .............................................         131,301          120,382
------------------------------------------------------------------------------------       ---------        ---------

Premises and equipment, net ........................................................           5,493            5,002
Accrued interest receivable ........................................................           1,022            1,497
Other assets .......................................................................             712              943
------------------------------------------------------------------------------------       ---------        ---------

                  Total Assets .....................................................       $ 192,475        $ 182,052
------------------------------------------------------------------------------------       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non-interest bearing demand ................................................       $  33,245        $  30,090
        Interest bearing - NOW .....................................................          18,732           15,368
        Savings and money market ...................................................          56,169           58,587
        Certificates of deposit, under $100,000 ....................................          39,566           34,291
        Certificates of deposit, $100,000 and over .................................          22,762           22,179
------------------------------------------------------------------------------------       ---------        ---------
                  Total deposits ...................................................         170,474          160,515
------------------------------------------------------------------------------------       ---------        ---------

Accrued interest payable ...........................................................           1,512            1,491
Other liabilities...................................................................             728              631
------------------------------------------------------------------------------------       ---------        ---------
                  Total liabilities ................................................         172,714          162,637
------------------------------------------------------------------------------------       ---------        ---------

Stockholders' equity
        Common stock - authorized 10,000,000 shares of
              no par value;  issued and outstanding, net of treasury
              shares, 1,918,957 at March 31, 2001 and December
              31, 2000..............................................................          21,663           21,663
        Accumulated deficit.........................................................          (1,579)          (1,913)
        Accumulated other comprehensive income .....................................              40               28
        Treasury stock, 22,357 shares, at cost .....................................            (363)            (363)
------------------------------------------------------------------------------------       ---------        ---------
                  Total stockholders' equity .......................................          19,761           19,415
------------------------------------------------------------------------------------       ---------        ---------

                  Total Liabilities and Stockholder's Equity .......................       $ 192,475        $ 182,052
------------------------------------------------------------------------------------       =========        =========

     See accompanying notes to consolidated condensed financial statements.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY BANCORP OF NEW JERSEY
                               -------------------------------
                                          (Issuer)






Date:  June 15, 2001            By:   /s/ Robert D. O'Donnell
       -------------                  -----------------------
                                      ROBERT D. O'DONNELL
                                      President and Chief Executive Officer






                               By:    /s/ Michael Bis
                                      ---------------
                                      MICHAEL BIS
                                      Vice President and Chief Financial Officer