Form 10QSB
period 2001-06-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2001-08-13
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001
                                                 -------------

  [   ]      Transition report under Section 13 or 15 (d) of the Exchange Act


             For the transition period from ___________ to ___________


                        Commission file number 000-26587
                                               ---------


                         COMMUNITY BANCORP OF NEW JERSEY
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                           22-3666589
-------------------------------                         ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


                3535 Highway 9 North, Freehold, New Jersey 07728
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 863-9000
                                 --------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
  ----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes [ X ]        No [   ]


Common Stock, No Par Value - 2,014,729 shares outstanding as of August 6, 2001
------------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.  FINANCIAL INFORMATION                                                   PAGE NO.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at June 30, 2001 (Unaudited)
         and December 31, 2000                                                     3

         Consolidated Condensed Statements of Income for the three and six
         months ended June 30, 2001 and 2000 (Unaudited)                           4

         Consolidated Condensed Statement of Changes in Stockholders'              5
         Equity at June 30, 2001 (Unaudited)

         Consolidated Condensed Statements of Cash Flows for the three and
         six months ended June 30, 2001 and 2000 (Unaudited)                       6

         Notes to Consolidated Condensed Financial Statements (Unaudited)        7 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              11 - 24


PART II. OTHER INFORMATION

Item 1.                  Legal Proceedings                                         25

Item 2.                  Changes in Securities and Use of Proceeds                 25

Item 3.                  Defaults Upon Senior Securities                           25

Item 4.                  Submission of Matters to a Vote of Security Holders       25

Item 5.                  Other Information                                         25

Item 6.                  Exhibits and Reports on Form 8-K
                                        a.  Exhibits - None                        25
                                        b.  Reports on Form 8-K                    25


SIGNATURES                                                                         26

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                           June 30,
                                                                                             2001         December 31,
                                                                                          (Unaudited)        2000
                                                                                          -----------     -----------
                                                                                            (Dollars in thousands)
ASSETS
Cash and cash equivalents:
        Cash and due from banks .....................................................      $  13,073       $   5,764
        Federal funds sold ..........................................................         19,995           3,860
-------------------------------------------------------------------------------------      ---------       ---------
                  Total cash and cash equivalents ...................................         33,068           9,624
-------------------------------------------------------------------------------------      ---------       ---------

Investment securities available-for-sale ............................................         33,533          34,106
Investment securities held-to-maturity (fair value of $1,543 at
        June 30, 2001 and $10,469 at December 31, 2000) .............................          1,500          10,498

Loans receivable ....................................................................        140,163         121,966
Allowance for loan loss .............................................................         (1,827)         (1,584)
-------------------------------------------------------------------------------------      ---------       ---------
                  Net loans receivable ..............................................        138,336         120,382
-------------------------------------------------------------------------------------      ---------       ---------

Premises and equipment, net .........................................................          6,006           5,002
Accrued interest receivable .........................................................            991           1,497
Other assets ........................................................................            713             943
-------------------------------------------------------------------------------------      ---------       ---------

                  Total Assets ......................................................      $ 214,147       $ 182,052
-------------------------------------------------------------------------------------      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non-interest bearing demand .................................................      $  42,629       $  30,090
        Interest bearing - NOW ......................................................         29,656          15,368
        Savings and money market ....................................................         53,698          58,587
        Certificates of deposit, under $100,000 .....................................         40,320          34,291
        Certificates of deposit, $100,000 and over ..................................         24,901          22,179
-------------------------------------------------------------------------------------      ---------       ---------
                  Total deposits ....................................................        191,204         160,515
-------------------------------------------------------------------------------------      ---------       ---------

Accrued interest payable ............................................................          1,885           1,491
Other liabilities ...................................................................            925             631
-------------------------------------------------------------------------------------      ---------       ---------
                  Total liabilities .................................................        194,014         162,637
-------------------------------------------------------------------------------------      ---------       ---------

Stockholders' equity
        Commonstock - authorized 10,000,000 shares of no par value; issued and outstanding, net of treasury shares, 2,014,729 at June 30, 2001 and 1,918,957
              at December 31, 2000 ..................................................         23,147          21,663
        Accumulated deficit .........................................................         (2,719)         (1,913)
        Accumulated other comprehensive income ......................................             68              28
        Treasury stock, 22,357 shares, at cost ......................................           (363)           (363)
-------------------------------------------------------------------------------------      ---------       ---------
                  Total stockholders' equity ........................................         20,133          19,415
-------------------------------------------------------------------------------------      ---------       ---------

                  Total Liabilities and Stockholders' Equity ........................      $ 214,147       $ 182,052
-------------------------------------------------------------------------------------      =========       =========


See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                     June 30,
                                                                      ---------------------         ---------------------
                                                                         2001         2000           2001          2000
                                                                      ---------------------         ---------------------
                                                                        (Dollars in thousands, except per share data)
INTEREST INCOME
        Loans, including Fees ...............................         $2,847         $1,976         $5,573         $3,698
        Federal funds sold ..................................            262            149            462            319
        Investment securities - taxable .....................            296            480            839            892
-------------------------------------------------------------         ------         ------         ------         ------
                          Total interest income .............          3,405          2,605          6,874          4,909
-------------------------------------------------------------         ------         ------         ------         ------

INTEREST EXPENSE
        Interest bearing - NOW ..............................             68             70            130            132
        Savings and money market ............................            410            491            944            943
        Certificates of deposit .............................            893            499          1,829            952
-------------------------------------------------------------         ------         ------         ------         ------
                          Total interest expense ............          1,371          1,060          2,903          2,027
-------------------------------------------------------------         ------         ------         ------         ------
                          Net interest income ...............          2,034          1,545          3,971          2,882
Provision for loan losses ...................................            100             80            246            138
-------------------------------------------------------------         ------         ------         ------         ------
                          Net interest income after provision
                                   for loan losses ..........          1,934          1,465          3,725          2,744
-------------------------------------------------------------         ------         ------         ------         ------

Non-interest income:
        Service fees on deposit accounts ....................             94             93            196            179
        Other fees and commissions ..........................            282            172            538            238
-------------------------------------------------------------         ------         ------         ------         ------
                          Total non-interest income .........            376            265            734            417
-------------------------------------------------------------         ------         ------         ------         ------

Non-interest expense:
        Salaries and wages ..................................            729            597          1,378          1,117
        Employee benefits ...................................            113             98            216            184
        Occupancy expense ...................................            122             93            244            197
        Depreciation - occupancy, furniture & equipment .....            146            124            292            240
        Other ...............................................            658            578          1,261          1,037
-------------------------------------------------------------         ------         ------         ------         ------
                          Total non-interest expense ........          1,768          1,490          3,391          2,775
-------------------------------------------------------------         ------         ------         ------         ------

                          Income before income taxes ........            542            240          1,068            386
Income tax expense ..........................................            195             --            387             --
-------------------------------------------------------------         ------         ------         ------         ------

                          Net Income ........................         $  347         $  240         $  681         $  386
-------------------------------------------------------------         ======         ======         ======         ======

Per Common Share:
        Net income - basic ..................................         $ 0.17         $ 0.12         $ 0.34         $ 0.19
        Net income - diluted ................................         $ 0.17         $ 0.12         $ 0.33         $ 0.19

Weighted average shares outstanding (in thousands):
        Basic ...............................................          2,015          2,015          2,015          2,015
        Diluted .............................................          2,060          2,026          2,050          2,025


See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Common       Treasury     Accumulated  Comprehensive Comprehensive    Stockholders'
                                                  Stock         Stock        Deficit       Income        Income           Equity
                                                ---------     ---------     ---------    ---------     ---------         ---------
                                                                           (Dollars in thousands)
Balance December 31, 2000 ..................... $ 21,663      $   (363)      $ (1,913)     $     28                      $ 19,415

5% stock dividend (95,772 shares) .............    1,484            --         (1,484)           --                            --
Cash in lieu of fractional shares .............       --            --             (3)           --                            (3)

Comprehensive Income:
          Net Income ..........................       --            --            681            --     $    681              681
          Increase in unrealized holding
                  gains on securities, net.....       --            --             --            40           40               40
                                                                                                        --------         --------

Total Comprehensive Income ....................       --            --             --                         --         $    721
                                                --------      --------       --------      --------     --------         ========


Balance, June 30, 2001 (Unaudited) ............ $ 23,147      $   (363)      $ (2,719)     $     68                      $ 20,133
                                                ========      ========       ========      ========                      ========

See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                    Six Months Ended June 30,
                                                                                    -----------------------
                                                                                      2001          2000
                                                                                    ---------     ---------
                                                                                     (Dollars in thousands)
Cash flows from operating activities:
            Net income ........................................................      $    681       $    386
            Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                            Depreciation and amortization .....................           292            240
                            Provision for loan losses .........................           246            138
                            Accretion of investment discount ..................           (71)           (70)
                            Amortization of investment premium ................            13              3
                            Decrease (increase) in accrued interest receivable            506           (287)
                            Decrease (increase in) other assets ...............           207           (265)
                            Increase in accrued interest payable ..............           394            528
                            Increase in other liabilities .....................           294            119
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by operating activities         2,562            792
-------------------------------------------------------------------------------      --------       --------

Cash flows from investing activities:
            Purchases of investment securities available-for-sale .............       (29,288)       (14,315)
            Proceeds from maturities and calls of investment securities .......        38,980          2,000
            Net increase in loans made to customers ...........................       (18,200)       (17,040)
            Purchases of premises and equipment ...............................        (1,296)          (348)
-------------------------------------------------------------------------------      --------       --------

                                      Net cash used in investing activities ...        (9,804)       (29,703)
-------------------------------------------------------------------------------      --------       --------

Cash flows from financing activities:
            Net increase in demand deposits and savings accounts ..............        21,938         20,443
            Net increase in certificates of deposit ...........................         8,751          2,665
            Stock dividend - cash paid in lieu of fractional shares ...........            (3)            (3)
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by financing activities        30,686         23,105
-------------------------------------------------------------------------------      --------       --------

Net increase (decrease) in cash and cash equivalents ..........................        23,444         (5,806)
Cash and cash equivalents as of beginning of year .............................         9,624         25,266
-------------------------------------------------------------------------------      --------       --------

Cash and cash equivalents as of end of period .................................      $ 33,068       $ 19,460
-------------------------------------------------------------------------------      ========       ========


Supplemental disclosures of cash flow information:
            Cash paid during the period for interest ..........................      $  2,509       $  1,499
            Cash paid during the period for income taxes ......................      $    545       $    167




See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENT

In September 2000, the Financial Accounting Standards Board adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. We adopted SFAS No. 140 effective April 1, 2001. No adjustment was required as a result of the adoption of SFAS No. 140.

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE D - STOCK DIVIDEND

On April 9, 2001 the Company's Board of Directors approved a 5% stock dividend that was paid May 15, 2001 to shareholders of record as of April 23, 2001. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 2001 and December 31, 2000 (Dollars in thousands).

                                                                 June 30, 2001 (Unaudited)
                                                       ----------------------------------------------------
                                                                                     Gross          Gross
                                                       Amortized    Unrealized     Unrealized       Fair
                                                         Cost         Gains          Losses         Value
                                                       --------      --------       --------       --------
Securities available-for-sale:
            U.S. Government and agency securities      $ 33,130      $    107       $     (1)      $ 33,236
            Other securities ....................           297            --             --            297
                                                       --------      --------       --------       --------
                                                       $ 33,427      $    107       $     (1)      $ 33,533
                                                       ========      ========       ========       ========
Securities held-to-maturity:
            U.S. Government and agency securities      $  1,000      $      6       $     --       $  1,006
            Other securities ....................           500            37             --            537
                                                       --------      --------       --------       --------
                                                       $  1,500      $     43       $     --       $  1,543
                                                       ========      ========       ========       ========


                                                                      December 31, 2000
                                                       ----------------------------------------------------
                                                                                     Gross          Gross
                                                       Amortized    Unrealized     Unrealized       Fair
                                                         Cost         Gains          Losses         Value
                                                       --------      --------       --------       --------
Securities available-for-sale:
            U.S. Government and agency securities      $ 33,798      $     48       $     (4)      $ 33,842
            Other securities ....................           264            --             --            264
                                                       --------      --------       --------       --------
                                                       $ 34,062      $     48       $     (4)      $ 34,106
                                                       ========      ========       ========       ========
Securities held-to-maturity:
            U.S. Government and agency securities      $  9,998      $     --       $    (43)      $  9,955
            Other securities ....................           500            14             --            514
                                                       --------      --------       --------       --------
                                                       $ 10,498      $     14       $    (43)      $ 10,469
                                                       ========      ========       ========       ========


The following table sets forth as of June 30, 2001 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                        Available-for-sale         Held-to-maturity
                                                       ---------------------    ----------------------
                                                       Amortized      Fair      Amortized       Fair
                                                         Cost         Value        Cost         Value
                                                        -------      -------      -------      -------
            Due in one year or less ..............      $ 3,126      $ 3,143      $ 1,000      $ 1,006
            Due after one year through five years        30,004       30,093           --           --
            Due after five years through ten years           --           --          500          537
            Due after ten years ..................          297          297           --           --
                                                        -------      -------      -------      -------
                                                        $33,427      $33,533      $ 1,500      $ 1,543
                                                        =======      =======      =======      =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 2001 and December 31, 2000 (Dollars in thousands).


                                                           Loan Portfolio By Type of Loan
                                                 -------------------------------------------------
                                                     June 30, 2001
                                                      (Unaudited)              December 31, 2000
                                                 ---------------------       ---------------------
                                                  Amount      Percent         Amount      Percent
                                                 --------    ---------       --------    ---------
            Commercial and industrial loans      $ 27,314     19.49%         $ 24,865     20.39%
            Commercial mortgage loans .....        65,503     46.73%           56,849     46.61%
            Residential mortgages .........         8,350      5.96%            7,867      6.45%
            Construction loans ............        22,261     15.88%           17,046     13.98%
            Consumer loans ................        16,654     11.88%           14,275     11.70%
            Other loans ...................            81      0.06%            1,064      0.87%
                                                 --------    ------          --------    ------

                                                 $140,163    100.00%         $121,966    100.00%
                                                 ========    ======          ========    ======

The following table represents the activity in the allowance for loan losses for the six month periods ended June 30, 2001 and 2000 and the year ended December 31, 2000 (Dollars in thousands).

                                                                 Allowance For Loan Losses
                                                           -------------------------------------
                                                            Six Months Ended
                                                                 June 30,
                                                                (Unaudited)            Year Ended
                                                           ----------------------      December 31,
                                                            2001           2000           2000
                                                           -------        -------       -------
            Balance - beginning of period ...........      $ 1,584        $ 1,237       $ 1,237
            Charge-offs .............................           (3)            --            (1)
            Recoveries ..............................           --             --            --
                                                           -------        -------       -------
            Net (charge-offs) recoveries ............           (3)            --            (1)
            Provision for loan losses ...............          246            138           348
                                                           -------        -------       -------

            Balance - end of period .................      $ 1,827        $ 1,375       $ 1,584
                                                           =======        =======       =======
            Balance of Allowance at period-end as a %
                of loans at period-end ..............         1.30%          1.38%         1.30%
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

FINANCIAL CONDITION

Total assets at June 30, 2001 increased by $32.0 million, or 17.6%, to $214.1 million compared to $182.1 million at December 31, 2000. Total assets averaged $187.9 million in the first six months of 2001, a $34.9 million, or 22.8%, increase from the 2000 full year average of $153.0 million. Average loans increased $33.3 million, or 34.1%, to $131.0 million in the first six months of 2001, from the 2000 full year average of $97.7 million. Average investment securities decreased by $6.0 million, or 18.7%, to $26.1 million; average Federal funds sold increased by $6.2 million, or 47.0%, to $19.4 million; the average of all other assets increased by $1.6 million, or 14.0%, to $13.0 million; and the loan loss reserve average increased $0.3 million, or 21.4%, to $1.7 million during the first six months of 2001 compared to the full year 2000 averages.

These increases in average assets were funded primarily by a $33.1 million, or 25.0%, increase in average deposits, as the first six months of 2001 average deposits increased to $165.7 million from the full year 2000 average of $132.6 million.


Lending Activity

Total loans at June 30, 2001 were $140.2 million, a 14.9%, or $18.2 million increase from December 31, 2000. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $8.7 million in commercial mortgage loans, $5.3 million in construction loans, $2.4 million in commercial and industrial loans, $2.4 million in consumer loans and a decrease of $0.6 million in residential mortgage and other loans.

The 14.9% increase in loans at June 30, 2001 compared to December 31, 2000 is partially attributable to greater penetration of our marketplace and the continuation of a strong general economic environment within our market area. From September 1997 through November 1999, we opened four new offices in our Monmouth County market area. In addition, we opened or sisth branch in June, 2001. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans.

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

Allowance for Loan Losses

The allowance for loan losses was $1.8 million, or 1.30% of total loans, at June 30, 2001 compared to $1.6 million, or 1.30% of total loans, at December 31, 2000. At June 30, 2001 and December 31, 2000, we had no non-performing loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors including the continued growth of our loan portfolio and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existiong loan portfolilo.

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


Investment Securities Activity

Investment securities decreased by $9.6 million, or 21.5%, to $35.0 million at June 30, 2001 compared to $44.6 million at December 31, 2000. During the year ended December 31, 2000, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. Based upon Asset/Liability management considerations expected to arise during the third quarter of 2001, primarily anticipated loan growth and deposit repricing opportunities, management has decided to retain planned, matured investment securities proceeds of $9.7 million, net of investment securities purchases of $29.3 million, for other funding purposes. Pending reinvestment, these funds have been invested in Federal funds sold.,

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2001, investment securities of $33.5 million, or 95.7% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $1.5 million, or 4.3% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of four years or less and with call features of one year or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $30.7 million, or 19.1%, to $191.2 million at June 30, 2001 compared to $160.5 million at December 31, 2000. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations, as well as $5.0 million in broker deposits recorded on June 27, 2001.

Average total deposits increased by $33.1 million, or 25.0%, to $165.7 million for the six months ended June 30, 2001 compared to the 2000 full year average of $132.6 million. Changes in the deposit mix averages for the six months ended June 30, 2001 compared to the 2000 full year averages include a $3.4 million, or 7.7%, increase in savings deposits; a $1.8 million, or 11.6%, increase in NOW account deposits; a $19.0 million, or 47.1%, increase in time deposits; a $2.3 million, or 37.7%, increase in money market deposits; and a $6.6 million, or 24.9%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. During July 2000, a 12-month certificate of deposit promotion generated $10.3 million in funds as total deposits for the month of July 2000 increased by $14.2 million. Additionally, as of June 30, 2001 we maintained $5.0 million in brokered deposits, which were recorded on June 27, 2001 and will mature in one year. These deposits were obtained in order to implement our third quarter 2001 asset/liability management strategies, as the promotional certificates of deposit mature. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $49.3 million at June 30, 2001, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve, with the exception of the brokered deposits discussed above.

Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 15.5% and 5.3% of our total assets at June 30, 2001 and December 31, 2000, respectively. During the second quarter of 2001, liquid assets were increased by deposit growth and planned investment securities maturities in order to manage third quarter 2001 asset/liability considerations (primarily loan growth and deposit repricing opportunities).

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at June 30, 2001 was increased deposits and proceeds from maturities and calls of investment securities. Deposit increases amounted to $30.7 million for the six months ended June 30, 2001 and proceeds from maturities and calls of investment securities amounted to $39.0 million. During the first six months of 2001, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $18.2 million and securities purchases amounting to $29.3 million. Cash and cash equivalents as of June 30, 2001 increased by $13.6 million as we prepared for asset/liability management considerations as previously discussed.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at June 30, 2001 amounted to $33.5 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $9.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During the fourth quarter of 2000, we became a member of the Federal Home Loan Bank of New York and have an additional overnight borrowing line of $5.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of June 30, 2001, we have no borrowed funds.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.


Capital Resources

Stockholder's equity increased by $718 thousand at June 30, 2001 compared to December 31, 2000. The changes in stockholders' equity during the six months ended June 30, 2001 were comprised of an increase from net income of $681 thousand and an increase of $40 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio. These increases were partially offset by $3 thousand paid as cash in lieu of fractional shares for our second quarter 5% stock dividend.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 2001 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                        June 30, 2001         Regulatory Requirement
                                       ---------------      --------------------------
                               Company     Bank          Minimum          "Well Capitalized"
                               -------    -----         ---------         ------------------
Risk-based Capital:
Tier I capital ratio...........12.88%     12.88%          4.00%                 6.00%
Total capital ratio............14.05%     14.05%          8.00%                10.00%

Leverage ratio.................10.53%     10.54%       3.00%-5.00%        5.00% or greater


In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, as amended during April, 2001, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 8.00%. As of June 30, 2001 the Bank's ratio of equity capital to total assets was 9.37%.

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

RESULTS OF OPERATIONS for the six months ended June 30, 2001 compared to the six months ended June 30, 2000


Net Income
For the six months ended June 30, 2001, we earned $681 thousand after $387 thousand of income tax expense compared to $386 thousand in net income after no income tax expense for the same period last year. During 2000, we benefited from the application of net operating loss carry-forwards which were not available in 2001. Basic and diluted net income per share for the six months ended June 30, 2001 was $0.34 and $0.33, respectively, compared to basic and diluted net income per share of $0.19 for the same prior year period. The increase in net income was primarily due to a $1.1 million, or 37.9%, increase in net interest income and a $0.3 million, or 75.0%, increase in non-interest income. These items were partially offset by a $0.1 million, or 100.0%, increase in the provision for loan losses, a $0.6 million, or 21.4%, increase in non-interest expenses, and $0.4 million in tax expense for the first six months of 2001 compared to no tax expense for 2000.

Net Interest Income
Net interest income increased $1.1 million, or 37.9%, to $4.0 million for the six months ended June 30, 2001 from $2.9 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $9.5 million, or 27.5%, for the first six months of 2001 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the six months ended June 30, 2001 was relatively unchanged at 4.53% compared to 4.52% for the same prior year period. The consistent net interest margin resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate by 275 basis points to 3.75%, in five 50 basis point and one 25 basis point reductions during the first six months of 2001.

Interest income increased $2.0 million, or 40.8%, to $6.9 million for the six months ended June 30, 2001 compared to $4.9 million for the same period in 2000. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.8 million, volume related increases in income of $0.3 million in Federal funds sold, and volume related decreases in income of $0.1 million in investment securities, as our growth resulted in an increase in average earning assets of $48.7 million, or 38.1%, to $176.6 million for the six months ended June 30, 2001 compared to $127.9 million for the same period in 2000.

In addition to the volume related net increase, total interest income increased by $22 thousand from rate related increases due to changes in the asset mix even though interest rates on earning assets repriced to current lower yields compared to first quarter 2000 yields. Total interest income also decreased by $21 thousand as a result of one less day during the first six months of 2001 compared to the first six months of 2000.

Interest expense for the first six months of 2001 increased $0.9 million or 45.0%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $1.0 million of the expense increase, and was partially offset by $0.1 million attributable to net rate related decreases and by a decrease of $10 thousand due to one less day in the first six months of 2001. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 and the six months ended June 30, 2001 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                        Three Months Ended                  Three Months Ended
                                                                           June 30, 2001                      June 30, 2000
                                                                  --------------------------------  --------------------------------
                                                                               Interest                         Interest
                                                                   Average      Income/   Average    Average     Income/    Average
                                                                   Balance      Expense    Rate      Balance     Expense     Rate
                                                                  ---------    ---------  ------    ---------   ---------   ------
                                                                                  (In thousands, except percentages)
ASSETS
Interest Earning Assets:
       Federal Funds Sold ....................................... $  23,694   $     262    4.44%     $  9,507   $   149      6.29%
       Investment Securities ....................................    19,589         296    6.04%       31,101       480      6.17%
       Loans (net of unearned income) (1) (2) ...................   135,481       2,847    8.43%       92,500     1,976      8.57%
                                                                  ---------   ---------              --------   -------

                           Total Interest Earning Assets ........   178,764       3,405    7.64%      133,108     2,605      7.85%
                                                                  ---------   ---------              --------   -------

Non-Interest Earning Assets:
       Loan Loss Reserve ........................................    (1,772)                           (1,342)
       All Other Assets .........................................    13,526                            11,150


                           Total Assets ......................... $ 190,518                         $ 142,916
                                                                  =========                         =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
       NOW Deposits ............................................. $  19,307          68    1.41%     $ 16,683        70      1.68%
       Savings Deposits .........................................    48,113         356    2.97%       43,189       460      4.27%
       Money Market Deposits ....................................     6,829          54    3.17%        3,209        31      3.87%
       Time Deposits ............................................    59,201         893    6.05%       33,794       499      5.92%
       Short-term Borrowings ....................................        --          --    0.00%           --        --      0.00%
                                                                  ---------   ---------              --------   -------

                           Total Interest Bearing Liabilities ...   133,450       1,371    4.12%       96,875     1,060      4.39%
                                                                  ---------   ---------              --------   -------

Non-Interest Bearing Liabilities:
       Demand Deposits ..........................................    34,466                            26,229
       Other Liabilities ........................................     2,576                             1,353
                                                                  ---------                         ---------

                           Total Non-Interest Bearing Liabilities    37,042                            27,582
                                                                  ---------                         ---------

Stockholders' Equity ............................................    20,026                            18,459
                                                                  ---------                         ---------

                           Total Liabilities and Stockholders'
                           Equity ............................... $ 190,518                         $ 142,916
                                                                  =========                         =========

NET INTEREST INCOME ............................................. $   2,034                         $   1,545
                                                                  =========                         =========

NET INTEREST SPREAD (3) .........................................                          3.52%                             3.46%

NET INTEREST MARGIN (4) .........................................                          4.56%                             4.66%



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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                         Six Months Ended                   Six Months Ended
                                                                           June 30, 2001                      June 30, 2000
                                                                   ------------------------------      ---------------------------
                                                                                 Interest                         Interest
                                                                    Average      Income/                Average   Income/
                                                                    Balance      Expense     Rate       Balance   Expense     Rate
                                                                   ---------    --------     ----      ---------  --------    ----
                                                                                (In thousands, except percentages)
ASSETS
Interest Earning Assets:
       Federal Funds Sold .......................................   $  19,436   $     462    4.79%     $ 10,804  $    319     5.92%
       Investment Securities ....................................      26,113         839    6.43%       29,107       892     6.13%
       Loans (net of unearned income) (1) (2) ...................     131,036       5,573    8.58%       87,944     3,698     8.43%
                                                                    ---------   ---------              --------  --------

                           Total Interest Earning Assets ........     176,585       6,874    7.85%      127,855     4,909     7.70%
                                                                    ---------   ---------              --------  --------

Non-Interest Earning Assets:
       Loan Loss Reserve ........................................      (1,700)                           (1,297)
       All Other Assets .........................................      12,992                            10,678


                           Total Assets .........................   $ 187,877                         $ 137,236
                                                                    =========                         =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
       NOW Deposits .............................................   $  17,284         130    1.52%     $ 15,530       132     1.70%
       Savings Deposits .........................................      47,600         788    3.34%       42,096       885     4.22%
       Money Market Deposits ....................................       8,372         156    3.76%        3,078        58     3.78%
       Time Deposits ............................................      59,286       1,829    6.22%       32,675       952     5.84%
       Short-term Borrowings ....................................          --          --    0.00%           --        --     0.00%


                           Total Interest Bearing Liabilities ...     132,542       2,903    4.42%       93,379     2,027     4.35%


Non-Interest Bearing Liabilities:
               Demand Deposits ..................................      33,114                            24,233
               Other Liabilities ................................       2,381                             1,234
                                                                    ---------                         ---------

                           Total Non-Interest Bearing Liabilities      35,495                            25,467
                                                                    ---------                         ---------

Stockholders' Equity ............................................      19,840                            18,390
                                                                    ---------                         ---------

                           Total Liabilities and Stockholders'
                           Equity ...............................   $ 187,877                         $ 137,236
                                                                    =========                         =========

NET INTEREST INCOME .............................................   $   3,971                         $   2,882
                                                                    =========                         =========

NET INTEREST SPREAD (3) .........................................                            3.43%                            3.35%

NET INTEREST MARGIN (4) .........................................                            4.53%                            4.52%



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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME



                                                       Three Months Ended June 30, 2001        Six Months Ended June 30, 2001
                                                        Compared to Three Months Ended          Compared to Six Months Ended
                                                                June 30, 2000                         June 30, 2000
                                                       -----------------------------    --------------------------------------------
                                                         Increase (Decrease) Due To              Increase (Decrease) Due To
                                                       -----------------------------    --------------------------------------------
                                                         Volume      Rate       Net      Volume      Rate         Time      Net
                                                         ------      ----       ---      ------      ----         ----      ---
                                                                (In thousands)                        (In thousands)
Interest Earned On:
         Federal Funds Sold .........................   $   222    $  (109)   $   113    $   253    $  (109)   $    (1)   $   143
         Investment Securities ......................      (177)        (7)      (184)       (91)        38         --        (53)
         Loans (net of unearned income) .............       918        (47)       871      1,802         93        (20)     1,875
                                                        -------    -------    -------    -------    -------    -------    -------

                               Total Interest Income        963       (163)       800      1,964         22        (21)     1,965
                                                        -------    -------    -------    -------    -------    -------    -------

Interest Paid On:
         NOW Deposits ...............................        11        (13)        (2)        15        (16)        (1)        (2)
         Savings Deposits ...........................        52       (156)      (104)       115       (207)        (5)       (97)
         Money Market Deposits ......................        35        (12)        23         99         (1)        --         98
         Time Deposits ..............................       375         19        394        771        111         (5)       877
         Short-term Borrowings ......................        --         --         --         --         --         --         --
                                                        -------    -------    -------    -------    -------    -------    -------

                               Total Interest Expense       473       (162)       311      1,000       (113)       (11)       876
                                                        -------    -------    -------    -------    -------    -------    -------

                               Net Interest Income ..   $   490    $    (1)   $   489    $   964    $   135    $   (10)   $ 1,089
                                                        =======    =======    =======    =======    =======    =======    =======

Provision for Loan Losses
The provision for loan losses increased to $0.2 million for the first six months of 2001 compared to a provision of $0.1 million for the same period in 2000. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at June 30, 2001, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.8 million, or 1.30% of total loans, at June 30, 2001.


Non-Interest Income
Total non-interest income was $0.7 million for the first six months of 2001 compared to $0.4 million for the first six months of 2000, an increase of $0.3 million, or 75.0%. The increase was attributable primarily to an increase in other fees and commissions of $0.3 million, or 150.0%. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans, which increased by $0.2 million at June 30, 2001 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $0.1 million, resulted primarily from the continued growth of the Company.


Non-Interest Expense
Total non-interest expense amounted to $3.4 million for the six months ended June 30, 2001, an increase of $0.6 million, or 21.4%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $0.3 million, or 23.1%, and reflected increases in the number of employees from 70 full-time equivalents for the period ended June 30, 2000 to 87 full-time equivalents for the period ended June 30, 2001. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey branch.

Occupancy and depreciation expenses increased $0.1 million, or 25.0%, for the first six months of 2001 compared to the same period in 2000. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices, in addition to increased depreciation costs associated with existing branch facilities, new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $0.3 million, or 30.0%, for the first six months of 2001 compared to the first six months of 2000. The increase was attributable to increased other expenses resulting from our continued growth, in addition to $0.1 million of systems related conversion costs as we prepare for a bank-wide operating systems conversion during July, 2001.

Income Tax Expense
For the six months ended June 30, 2001, we recognized $0.4 million in income tax expense and did not recognize any income tax expense during the first six months of 2000. We were fully taxable in the first six months of 2001 while no tax expense was recorded in the 2000 first six months because of the utilization of net operating loss carryforwards. These carryforwards are now exhausted. The effective tax rate for the first six months of 2001 was 36.2%.





RESULTS OF OPERATIONS for the three months ended June 30, 2001 compared to the three months ended June 30, 2000


Net Income
For the three months ended June 30, 2001, we earned $347 thousand after $195 thousand of income tax expense compared to $240 thousand in net income after no income tax expense for the same period last year. During 2000, we benefited from the application of net operating loss carry-forwards which were not available in 2001. Basic and diluted net income per share for the three months ended June 30, 2001 was $0.17, compared to basic and diluted net income per share of $0.12 for the same prior year period. The increase in net income was primarily due to a $489 thousand, or 31.7%, increase in net interest income and a $111 thousand, or 41.9%, increase in non-interest income. These items were partially offset by a $20 thousand, or 25.0%, increase in the provision for loan losses, a $278 thousand, or 18.7%, increase in non-interest expenses, and $195 thousand in income tax expense for the quarter ended June 30, 2001 compared to no tax expense for the same prior year period.

Net Interest Income
Net interest income increased $489 thousand, or 31.7%, to $2.0 million for the three months ended June 30, 2001 from $1.5 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $9.1 million, or 25.1%, for the three months ended June 30, 2001 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended June 30, 2001 decreased to 4.56% from 4.66% for the same prior year period. The decrease in the net interest margin resulted primarily from an increase in the percent of average interest earning assets funded by average interest bearing liabilities, which increased to 74.7% for the quarter ended June 30, 2001 compared to 72.8% for the same prior year quarter.

Interest income increased $800 thousand, or 30.7%, to $3.4 million for the three months ended June 30, 2001 compared to $2.6 million for the same period in 2000. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $918 thousand, volume related increases in income of $222 thousand in Federal funds sold, and was offset by volume related decreases in income of $177 thousand due primarily to matured/called securities. Our growth resulted in an increase in average earning assets of $45.7 million, or 34.3%, to $178.8 million for the three months ended June 30, 2001 compared to $133.1 million for the same period in 2000.

In addition to the volume related net increase, total interest income decreased by $163 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to second quarter 2000 yields.

Interest expense for the second quarter of 2001 increased $311 thousand, or 29.3%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for $473 thousand and was partially offset by a decrease of $162 thousand due to interest rate reductions . The volume related increases in interest bearing liabilities and expense rate reductions are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth, as we adjust to the changing rate and competition environment.

Provision for Loan Losses
The provision for loan losses increased to $100 thousand for the second quarter of 2001 compared to a provision of $80 thousand for the same period in 2000. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at June 30, 2001, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function. The allowance for loan losses totaled $1.8 million, or 1.30% of total loans, at June 30, 2001.


Non-Interest Income
Total non-interest income was $376 thousand for the second quarter of 2001 compared to $265 thousand for the second quarter of 2000, an increase of $111 thousand, or 41.9%. The increase was attributable primarily to an increase in other fees and commissions of $110 thousand, or 64.0%. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans, which increased by $82 thousand for the second quarter of 2001 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $28 thousand, resulted primarily from the continued growth of the Company.


Non-Interest Expense
Total non-interest expense amounted to $1.77 million for the three months ended June 30, 2001, an increase of $278 thousand, or 18.7%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $147 thousand, or 21.2%, and reflected increases in the number of employees from 70 full-time equivalents for the period ended June 30, 2000 to 87 full-time equivalents for the period ended June 30, 2001. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey branch.

Occupancy expenses increased $29 thousand, or 31.2%, for the second quarter of 2001 compared to the same period in 2000. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $22 thousand, or 17.7%, for the second quarter of 2001 compared to the second quarter of 2000 due primarily to depreciation costs associated with existing branch facilities, new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $80 thousand, or 13.8%, for the second quarter of 2001 compared to the same prior year period. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $160 thousand, an increase of $1 thousand; professional and stockholder related costs amounted to $84 thousand, a decrease of $20 thousand; marketing and advertising costs amounted to $96 thousand, a increase of $9 thousand; stationery, supplies and printing costs amounted to $63 thousand, an increase of $23 thousand; communications expenses amounted to $68 thousand, an increase of $2 thousand; systems related conversion costs amounted to $60 thousand, compared to $-0- the prior year; and all other expenses amounted to $127 thousand, an increase of $5 thousand.


Income Tax Expense
For the three months ended June 30, 2001, we recognized $195 thousand in income tax expense and did not recognize any income tax expense during the same prior year period. We were fully taxable in the first six months of 2001 while no tax expense was recorded in the 2000 first six months because of the utilization of net operating loss carryforwards. The effective tax rate for the second quarter of 2001 was 36.0%.

PART II   OTHER INFORMATION

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

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of Community
         Bancorp of New Jersey was held on April 19, 2001.
         The following were the results of voting on the one proposal presented:

         Note:    Shares Outstanding were......          1,918,957
                  Shares Voted were............          1,629,953

         Proposal No. 1 -  The re-election of three nominees to the Board of
                           Directors for a three year term.

         Note: Each Director received at least 99% of the shares voted, in favor of their appointment.

            Elected Director      Votes For   Votes Withheld       %
         --------------------     ---------   --------------    ------
         Robert M. Kaye           1,652,228        5,506         99.7%
         Howard M. Schoor         1,651,688        6,046         99.6%
         Arnold G. Silverman      1,651,688        6,046         99.6%


Item 5.  Other Information

         Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

              (a)       Exhibits - None

              (b)       Reports on Form 8-K

                        The Registrant filed no Form 8-K's
during the second quarter 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY BANCORP OF NEW JERSEY
                                          (Issuer)






Date: August 9, 2001           By:   /s/ Robert D. O'Donnell
      --------------                 -------------------------
                                     ROBERT D. O'DONNELL
                                     President and Chief Executive Officer






                               By:   /s/  Michael Bis
                                     -------------------------
                                     MICHAEL BIS
                                     Vice President and Chief Financial Officer