Form 10QSB
period 2001-09-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2001-11-13
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


  [   ]      Transition report under Section 13 or 15 (d) of the Exchange Act


           For the transition period from ___________ to ___________


                        Commission file number 000-26587



                         COMMUNITY BANCORP OF NEW JERSEY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                             22-3666589
----------------------------------                        ----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                3535 Highway 9 North, Freehold, New Jersey 07728
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (732) 863-9000
              ----------------------------------------------------
                (Issuer's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes      [ X ]           No   [    ]


 Common Stock, No Par Value-2,014,729 shares outstanding as of November 7, 2001


                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.   FINANCIAL INFORMATION                                                   PAGE NO.
-------   ---------------------                                                   --------
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at September 30, 2001
          (Unaudited) and December 31, 2000                                         3

          Consolidated Condensed Statements of Income for the three and nine
          months ended September 30, 2001 and 2000 (Unaudited)                      4

          Consolidated Condensed Statement of Changes in Stockholders'              5
          Equity at September 30, 2001 (Unaudited)

          Consolidated Condensed Statements of Cash Flows for the three and nine months ended September 30, 2001 and 2000 (Unaudited) 6

          Notes to Consolidated Condensed Financial Statements (Unaudited)        7 - 10


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                              11 - 23


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                        24

Item 2.   Changes in Securities and Use of Proceeds                                24

Item 3.   Defaults Upon Senior Securities                                          24

Item 4.   Submission of Matters to a Vote of Security Holders                      24

Item 5.   Other Information                                                        24

Item 6.   Exhibits and Reports on Form 8-K
              a.  Exhibits - None                                                  24
              b.  Reports on Form 8-K                                              24


SIGNATURES                                                                         25

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      September 30,
                                                                                          2001         December 31,
                                                                                       (Unaudited)        2000
                                                                                        ---------       ---------
                                                                                         (Dollars in thousands)
ASSETS

Cash and cash equivalents:
        Cash and due from banks ..................................................      $   8,161       $   5,764
        Federal funds sold .......................................................             --           3,860
----------------------------------------------------------------------------------      ---------       ---------
                  Total cash and cash equivalents ................................          8,161           9,624
----------------------------------------------------------------------------------      ---------       ---------

Investment securities available-for-sale .........................................         53,401          34,106
Investment securities held-to-maturity (fair value of $559 at
        September 30, 2001 and $10,469 at December 31, 2000) .....................            500          10,498

Loans receivable .................................................................        147,362         121,966
Allowance for loan loss ..........................................................         (1,919)         (1,584)
----------------------------------------------------------------------------------      ---------       ---------
                  Net loans receivable ...........................................        145,443         120,382
----------------------------------------------------------------------------------      ---------       ---------

Premises and equipment, net ......................................................          6,254           5,002
Accrued interest receivable ......................................................          1,203           1,497
Other assets .....................................................................          1,871             943
----------------------------------------------------------------------------------      ---------       ---------

                  Total Assets ...................................................      $ 216,833       $ 182,052
----------------------------------------------------------------------------------      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Non-interest bearing demand ..............................................      $  37,591       $  30,090
        Interest bearing - NOW ...................................................         23,283          15,368
        Savings and money market .................................................         57,712          58,587
        Certificates of deposit, under $100,000 ..................................         44,587          34,291
        Certificates of deposit, $100,000 and over ...............................         29,487          22,179
----------------------------------------------------------------------------------      ---------       ---------
                  Total deposits .................................................        192,660         160,515
----------------------------------------------------------------------------------      ---------       ---------

Short-term borrowings ............................................................          1,500              --
Accrued interest payable .........................................................          1,425           1,491
Other liabilities ................................................................            318             631
----------------------------------------------------------------------------------      ---------       ---------
                  Total liabilities ..............................................        195,903         162,637
----------------------------------------------------------------------------------      ---------       ---------

Stockholders' equity
        Commonstock - authorized 10,000,000 shares of no par value; issued and outstanding, net of treasury shares, 2,014,729 at September 30,
              2001 and
              1,918,957 at December 31, 2000 .....................................         23,147          21,663
        Accumulated deficit ......................................................         (2,346)         (1,913)
        Accumulated other comprehensive income ...................................            492              28
        Treasury stock, 22,357 shares, at cost ...................................           (363)           (363)
----------------------------------------------------------------------------------      ---------       ---------
                  Total stockholders' equity .....................................         20,930          19,415
----------------------------------------------------------------------------------      ---------       ---------

                  Total Liabilities and Stockholders' Equity .....................      $ 216,833       $ 182,052
----------------------------------------------------------------------------------      =========       =========


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                  ----------------------      ----------------------
                                                                     2001         2000          2001         2000
                                                                  ----------------------      ----------------------
                                                                     (Dollars in thousands, except per share data)
INTEREST INCOME
        Loans, including Fees ...............................      $ 2,948      $ 2,233        $ 8,521      $ 5,931
        Federal funds sold ..................................           34          299            496          618
        Investment securities - taxable .....................          651          516          1,490        1,408
-------------------------------------------------------------      -------      -------        -------      -------
                          Total interest income .............        3,633        3,048         10,507        7,957
-------------------------------------------------------------      -------      -------        -------      -------

INTEREST EXPENSE
        Interest bearing - NOW ..............................           71           75            201          207
        Savings and money market ............................          388          596          1,332        1,539
        Certificates of deposit .............................          894          704          2,723        1,656
        Short-term borrowings ...............................           10           --             10           --
-------------------------------------------------------------      -------      -------        -------      -------
                          Total interest expense ............        1,363        1,375          4,266        3,402
-------------------------------------------------------------      -------      -------        -------      -------
                          Net interest income ...............        2,270        1,673          6,241        4,555
Provision for loan losses ...................................           95           55            341          193
-------------------------------------------------------------      -------      -------        -------      -------
                          Net interest income after provision
                                   for loan losses ..........        2,175        1,618          5,900        4,362
-------------------------------------------------------------      -------      -------        -------      -------

Non-interest income:
        Service fees on deposit accounts ....................          103           88            299          267
        Other fees and commissions ..........................          186          108            724          346
-------------------------------------------------------------      -------      -------        -------      -------
                          Total non-interest income .........          289          196          1,023          613
-------------------------------------------------------------      -------      -------        -------      -------

Non-interest expense:
        Salaries and wages ..................................          766          588          2,144        1,705
        Employee benefits ...................................          107           89            323          273
        Occupancy expense ...................................          165           86            409          283
        Depreciation - occupancy, furniture & equipment .....          161          117            453          357
        Other ...............................................          677          571          1,938        1,608
-------------------------------------------------------------      -------      -------        -------      -------
                          Total non-interest expense ........        1,876        1,451          5,267        4,226
-------------------------------------------------------------      -------      -------        -------      -------

                          Income before income taxes ........          588          363          1,656          749
Income tax expense ..........................................          214           12            601           12
-------------------------------------------------------------      -------      -------        -------      -------

                          Net Income ........................      $   374      $   351        $ 1,055      $   737
-------------------------------------------------------------      =======      =======        =======      =======

Per Common Share:
        Net income - basic ..................................      $  0.18      $  0.18        $  0.52      $  0.37
        Net income - diluted ................................      $  0.18      $  0.17        $  0.51      $  0.36

Weighted average shares outstanding (in thousands):
        Basic ...............................................        2,015        2,015          2,015        2,015
        Diluted .............................................        2,065        2,034          2,055        2,025

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other                       Total
                                                  Common      Treasury     Accumulated   Comprehensive Comprehensive  Stockholders'
                                                  Stock        Stock         Deficit        Income        Income         Equity
                                                ---------    ----------    ----------     -----------   ----------    -----------
                                                                               (Dollars in thousands)

Balance December 31, 2000 ................      $ 21,663     $   (363)     $ (1,913)      $     28                     $ 19,415

5% stock dividend (95,772 shares) ........         1,484           --        (1,484)            --                           --
Cash in lieu of fractional shares ........            --           --            (4)            --                           (4)

Comprehensive Income:
          Net Income .....................            --           --         1,055             --      $  1,055          1,055
          Increase in unrealized holding
                  gains on securities, net            --           --            --            464           464            464
                                                                                                        --------       --------

Total Comprehensive Income ...............            --           --            --             --      $  1,519
                                                --------     --------      --------       --------      ========

Balance, Sept. 30, 2001 (Unaudited) ......      $ 23,147     $   (363)     $ (2,346)      $    492                     $ 20,930
                                                ========     ========      ========       ========                     ========

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                  ---------------------------------
                                                                                       2001           2000
                                                                                    -----------    ----------
                                                                                      (Dollars in thousands)
Cash flows from operating activities:
            Net income ........................................................      $  1,055       $    737
            Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                            Depreciation and amortization .....................           453            357
                            Provision for loan losses .........................           341            193
                            Accretion of investment discount ..................           (82)          (113)
                            Amortization of investment premium ................            23              3
                            Decrease (increase) in accrued interest receivable            294           (407)
                            Decrease (increase in) other assets ...............           308           (325)
                            (Decrease) increase in accrued interest payable ...           (66)           736
                            (Decrease) increase in other liabilities ..........          (313)           150
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by operating activities         2,013          1,331
-------------------------------------------------------------------------------      --------       --------

Cash flows from investing activities:
            Purchases of investment securities available-for-sale .............       (75,820)       (14,661)
            Proceeds from maturities and calls of investment securities .......        67,310          2,940
            Net increase in loans made to customers ...........................       (25,402)       (22,666)
            Purchase of bank owned life insurance .............................        (1,500)            --
            Purchases of premises and equipment ...............................        (1,705)          (575)
-------------------------------------------------------------------------------      --------       --------

                                      Net cash used in investing activities ...       (37,117)       (34,962)
-------------------------------------------------------------------------------      --------       --------

Cash flows from financing activities:
            Net increase in demand deposits and savings accounts ..............        14,541         17,376
            Net increase in certificates of deposit ...........................        17,604         13,221
            Increase in short-term borrowings .................................         1,500             --
            Stock dividend - cash paid in lieu of fractional shares ...........            (4)            (2)
-------------------------------------------------------------------------------      --------       --------

                                      Net cash provided by financing activities        33,641         30,595
-------------------------------------------------------------------------------      --------       --------

Net increase (decrease) in cash and cash equivalents ..........................        (1,463)        (3,036)
Cash and cash equivalents as of beginning of year .............................         9,624         25,266
-------------------------------------------------------------------------------      --------       --------

Cash and cash equivalents as of end of period .................................      $  8,161       $ 22,230
-------------------------------------------------------------------------------      ========       ========


Supplemental disclosures of cash flow information:
            Cash paid during the period for interest ..........................      $  4,332       $  2,666
            Cash paid during the period for income taxes ......................      $    732       $    288



     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2000. The results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company evaluated the provisions of SFAS No. 142, and this Statement will not have an impact on the Company's consolidated financial position or results of operations.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have an impact on the Company's consolidated financial position or results of operations.

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

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 2001 and December 31, 2000 (Dollars in thousands).

                                                                          September 30, 2001 (Unaudited)
                                                         -------------------------------------------------------------
                                                                             Gross            Gross
                                                          Amortized       Unrealized        Unrealized         Fair
                                                             Cost            Gains            Losses          Value
                                                         ------------      ---------        ---------       ----------
Securities available-for-sale:
            U.S. Government and agency securities          $52,215          $   771          $    --          $52,986
            Other securities ....................              415               --               --              415
                                                           -------          -------          -------          -------
                                                           $52,630          $   771          $    --          $53,401
                                                           =======          =======          =======          =======
Securities held-to-maturity:
            U.S. Government and agency securities          $    --          $    --          $    --          $    --
            Other securities ....................              500               59               --              559
                                                           -------          -------          -------          -------
                                                           $   500          $    59          $    --          $   559
                                                           =======          =======          =======          =======

                                                                               December 31, 2000
                                                         -------------------------------------------------------------
                                                                             Gross            Gross
                                                          Amortized       Unrealized        Unrealized         Fair
                                                             Cost            Gains            Losses          Value
                                                         ------------      ---------        ---------       ----------

Securities available-for-sale:
            U.S. Government and agency securities          $ 33,798          $     48        $     (4)       $ 33,842
            Other securities ....................               264                --              --             264
                                                           --------          --------        --------        --------
                                                           $ 34,062          $     48        $     (4)       $ 34,106
                                                           ========          ========        ========        ========
Securities held-to-maturity:
            U.S. Government and agency securities          $  9,998          $     --        $    (43)       $  9,955
            Other securities ....................               500                14              --             514
                                                           --------          --------        --------        --------
                                                           $ 10,498          $     14        $    (43)       $ 10,469
                                                           ========          ========        ========        ========



The following table sets forth as of September 30, 2001 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                       Available-for-sale                 Held-to-maturity
                                                  --------------------------       ----------------------------
                                                   Amortized           Fair         Amortized           Fair
                                                     Cost             Value            Cost             Value

    Due in one year or less ..............          $   250          $   251          $    --          $    --
    Due after one year through five years            51,965           52,735               --               --
    Due after five years through ten years               --               --              500              559
    Due after ten years ..................              415              415               --               --
                                                    -------          -------          -------          -------
                                                    $52,630          $53,401          $   500          $   559
                                                    =======          =======          =======          =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 2001 and December 31, 2000 (Dollars in thousands).


                                                              Loan Portfolio By Type of Loan
                                                -----------------------------------------------------------
                                                      September 30, 2001
                                                         (Unaudited)                 December 31, 2000
                                                ---------------------------     ---------------------------
                                                   Amount          Percent        Amount          Percent
                                                   ------          -------        ------          -------
            Commercial and industrial loans       $ 25,077          17.02%       $ 24,865          20.39%
            Commercial mortgage loans .....         73,723          50.03%         56,849          46.61%
            Residential mortgages .........          8,280           5.62%          7,867           6.45%
            Construction loans ............         22,318          15.14%         17,046          13.98%
            Consumer loans ................         17,896          12.14%         14,275          11.70%
            Other loans ...................             68           0.05%          1,064           0.87%
                                                  --------         ------        --------         ------
                                                  $147,362         100.00%       $121,966         100.00%
                                                  ========         ======        ========         ======


The following table represents the activity in the allowance for loan losses for the nine month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000 (Dollars in thousands).

                                                                   Allowance For Loan Losses
                                                       -----------------------------------------------
                                                             Nine Months Ended
                                                               September 30,          Year Ended
                                                                (Unaudited)          December 31,
                                                        ----------------------------------------------
                                                           2001               2000              2000
                                                           ----               ----              ----
            Balance - beginning of period ...........    $ 1,584            $ 1,237           $ 1,237
            Charge-offs .............................         (6)                --                (1)
            Provision for loan losses ...............        341                193               348
                                                         -------            -------           -------

            Balance - end of period .................    $ 1,919            $ 1,430           $ 1,584
                                                         =======            =======           =======
            Balance of Allowance at period-end as a %
                of loans at period-end ..............       1.30%              1.36%             1.30%
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

FINANCIAL CONDITION

Total assets at September 30, 2001 increased by $34.7 million, or 19.1%, to $216.8 million compared to $182.1 million at December 31, 2000. Total assets averaged $194.9 million in the first nine months of 2001, a $41.9 million, or 27.4%, increase from the 2000 full year average of $153.0 million. Average loans increased $37.7 million, or 38.6%, to $135.4 million in the first nine months of 2001, from the 2000 full year average of $97.7 million. Average investment securities increased by $1.2 million, or 3.7%, to $33.3 million; average Federal funds sold increased by $0.9 million, or 6.8%, to $14.1 million; the average of all other assets increased by $2.5 million, or 21.9%, to $13.9 million; and the loan loss reserve average increased $0.4 million, or 28.6%, to $1.8 million during the first nine months of 2001 compared to the full year 2000 averages.

These increases in average assets were funded primarily by a $39.7 million, or 29.9%, increase in average deposits, as average deposits for the first nine months of 2001 increased to $172.3 million from the full year 2000 average of $132.6 million.


Lending Activity

Total loans at September 30, 2001 were $147.4 million, a 20.8%, or $25.4 million increase from December 31, 2000. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $16.9 million in commercial mortgage loans, $5.3 million in construction loans, $0.2 million in commercial and industrial loans, $3.6 million in consumer loans and a decrease of $0.6 million in residential mortgage and other loans.

The 20.8% increase in loans at September 30, 2001 compared to December 31, 2000 is partially attributable to greater penetration of our marketplace and the continuation of a strong general economic environment within our market area, through the third quarter of 2001. However, competition due to decreasing interest rates and weaker loan demand resulting from a weakening economy and the events of September 11 will suppress growth during the fourth quarter of 2001. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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


Allowance for Loan Losses

The allowance for loan losses was $1.9 million, or 1.30% of total loans, at September 30, 2001 compared to $1.6 million, or 1.30% of total loans, at December 31, 2000. At September 30, 2001 and December 31, 2000, we had no non-performing loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including the continued growth of our loan portfolio and our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio.

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


Investment Securities Activity

Investment securities increased by $9.3 million, or 20.9%, to $53.9 million at September 30, 2001 compared to $44.6 million at December 31, 2000. During the second and third quarters of 2001, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities starting within the second quarter of this year.

Management determines the appropriate classification of securities at the time of purchase. At September 30, 2001, investment securities of $53.4 million, or 99.1% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $500 thousand, or 0.9% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of four years or less and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits

Deposits are our primary source of funds. Total deposits increased by $32.2 million, or 20.1%, to $192.7 million at September 30, 2001 compared to $160.5 million at December 31, 2000. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations, as well as $5.0 million in brokered deposits.

Average total deposits increased by $39.7 million, or 29.9%, to $172.3 million for the nine months ended September 30, 2001 compared to the 2000 full year average of $132.6 million. Changes in the deposit mix averages for the nine months ended September 30, 2001 compared to the 2000 full year averages include a $4.7 million, or 10.6%, increase in savings deposits; a $3.4 million, or 21.9%, increase in NOW account deposits; a $22.1 million, or 54.8%, increase in time deposits; a $1.0 million, or 16.4%, increase in money market deposits; and a $8.5 million, or 32.1%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Additionally, as of September 30, 2001 we maintained $5.0 million in brokered deposits, which will mature in nine months. These deposits were obtained as part of our third quarter 2001 asset/liability management strategies, as promotional certificates of deposit matured. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $53.3 million at September 30, 2001, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve, with the exception of the brokered deposits discussed above.


Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 3.8% and 5.3% of our total assets at September 30, 2001 and December 31, 2000, respectively. During the third quarter of 2001, liquid assets were decreased primarily by investment securities purchases in order to implement third quarter 2001 asset/liability management strategies arising from reduced loan growth and deposit repricing opportunities.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at September 30, 2001 was increased deposits and proceeds from maturities and calls of investment securities. Deposit increases amounted to $32.1 million for the nine months ended September 30, 2001 and proceeds from maturities and calls of investment securities amounted to $67.3 million. During the first nine months of 2001, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $25.4 million and securities purchases amounting to $75.8 million. Cash and cash equivalents as of September 30, 2001 decreased by $14.0 million as we instituted asset/liability management strategies as previously discussed.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at September 30, 2001 amounted to $53.4 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $9.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We became a member of the Federal Home Loan Bank of New York and have an additional overnight borrowing line of $5.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of September 30, 2001, we had $1.5 million in over-night borrowings which were used to support short-term liquidity needs.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.



Capital Resources

Stockholder's equity increased by $1.5 million at September 30, 2001 compared to December 31, 2000. The changes in stockholders' equity during the nine months ended September 30, 2001 were comprised of an increase from net income of $1.1 million and an increase of $464 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio. These increases were partially offset by $4 thousand paid as cash in lieu of fractional shares for our second quarter 5% stock dividend.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 2001 as well as the regulatory required minimum and "well capitalized" capital ratios:

                               September 30, 2001               Regulatory Requirement
                               -------------------         ----------------------------------
                               Company       Bank          Minimum         "Well Capitalized"
                               -------      ------        ---------        ------------------
Risk-based Capital:
Tier I capital ratio...........12.78%        12.78%          4.00%              6.00%
Total capital ratio............13.98%        13.98%          8.00%             10.00%

Leverage ratio.................. 9.79%        9.80%       3.00%-5.00%      5.00% or greater



In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, as amended during April, 2001, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 8.00%. As of September 30, 2001 the Bank's ratio of equity capital to total assets was 9.46%.

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





RESULTS OF OPERATIONS for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

Net Income

For the nine months ended September 30, 2001, we earned $1.1 million after $0.6 million of income tax expense compared to $737 thousand in net income after $12 thousand in income tax expense for the same period last year. During 2000, we benefited from the utilization of net operating loss carry-forwards which were not available in 2001. Basic and diluted net income per share for the nine months ended September 30, 2001 was $0.52 and $0.51, respectively, compared to basic and diluted net income per share of $0.37 and $0.36, respectively, for the same prior year period. The increase in net income was primarily due to a $1.7 million, or 37.0%, increase in net interest income and a $0.4 million, or 66.9%, increase in non-interest income. These items were partially offset by a $0.1 million, or 76.7%, increase in the provision for loan losses, a $1.0 million, or 24.6%, increase in non-interest expenses, and $0.6 million in tax expense for the first nine months of 2001 compared to $12 thousand in tax expense for 2000.

Net Interest Income

Net interest income increased $1.7 million, or 37.0%, to $6.2 million for the nine months ended September 30, 2001 from $4.6 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $9.3 million, or 26.2%, for the first nine months of 2001 compared to the same prior year period. The volume related increases in net interest income were partially offset by a 10 basis point reduction in yield on earning assets in 2001 compared to 2000.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the nine months ended September 30, 2001 increased to 4.57% compared to 4.46% for the same prior year period. The relatively consistent net interest margin resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate by 350 basis points to 3.00%, in six 50 basis point and two 25 basis point reductions during the first nine months of 2001.

Interest income increased $2.6 million, or 32.0%, to $10.5 million for the nine months ended September 30, 2001 compared to $8.0 million for the same period in 2000. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $2.7 million and volume related increases in income of $0.2 million in investment securities and Federal funds sold, as our growth resulted in an increase in average earning assets of $46.6 million, or 34.2%, to $182.7 million for the nine months ended September 30, 2001 compared to $136.1 million for the same period in 2000.

In addition to the volume related net increase, total interest income decreased by $337 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2000. Total interest income also decreased by $25 thousand as a result of one less day during the first nine months of 2001 compared to the first nine months of 2000.

Interest expense for the first nine months of 2001 increased $0.9 million, or 25.4%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in interest bearing deposits, which accounted for $1.5 million of the expense increase, and was partially offset by $597 thousand attributable to net rate related decreases and by a decrease of $12 thousand due to one less day in the first nine months of 2001. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 and the nine months ended September 30, 2001 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                  Three Months Ended                     Three Months Ended
                                                                  September 30, 2001                     September 30, 2000
                                                         -----------------------------------    -----------------------------------
                                                          Average       Interest     Average     Average       Interest     Average
                                                          Balance    Income/Expense   Rate       Balance    Income/Expense   Rate
                                                         ---------   --------------  -------    --------    --------------  -------
                                                                            (In thousands, except percentages)
ASSETS
Interest Earning Assets:
       Federal Funds Sold .............................  $   3,564     $      34      3.78%    $  18,043    $     299        6.57%
       Investment Securities ..........................     47,311           651      5.50%       32,946          516        6.26%
       Loans (net of unearned income) (1) (2) .........    143,916         2,948      8.13%      101,494        2,233        8.73%
                                                         ---------     ---------               ---------    ---------

                Total Interest Earning Assets ........     194,791         3,633      7.40%      152,483        3,048        7.93%
                                                         ---------     ---------               ---------    ---------

Non-Interest Earning Assets:
       Loan Loss Reserve ..............................     (1,852)                                            (1,394)
       All Other Assets ...............................     15,738                                             11,777
                                                                                                            ---------

                Total Assets .........................   $ 208,677                                          $ 162,866
                                                                                                            =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
       NOW Deposits ...................................  $  22,089            71      1.28%    $  16,442           75        1.81%
       Savings Deposits ...............................     51,565           354      2.72%       46,105          498        4.29%
       Money Market Deposits ..........................      4,505            34      2.99%        7,667           98        5.07%
       Time Deposits ..................................     68,533           894      5.18%       44,216          704        6.32%
       Short-term Borrowings ..........................      1,145            10      3.46%           --           --        0.00%
                                                         ---------     ---------               ---------    ---------

                Total Interest Bearing Liabilities ...     147,837         1,363      3.66%      114,430        1,375        4.77%
                                                         ---------     ---------               ---------    ---------

Non-Interest Bearing Liabilities:
       Demand Deposits ................................     38,544                                27,727
       Other Liabilities ..............................      1,879                                 1,948
                                                                                               ---------

                Total Non-Interest Bearing Liabilities      40,423                                29,675
                                                         ---------                             ---------

Stockholders' Equity ..................................     20,417                                18,761
                                                         ---------                             ---------

       Total Liabilities and Stockholders'
       Equity .........................................  $ 208,677                             $ 162,866
                                                         =========                             =========

NET INTEREST INCOME ...................................                $   2,270                            $   1,673
                                                                       =========                            =========

NET INTEREST SPREAD (3) ...............................                               3.74%                                  3.16%

NET INTEREST MARGIN (4) ...............................                               4.62%                                  4.35%




(1) Included in interest income on loans are loan fees of $68 thousand and $20 thousand for the three months ended September 30, 2001 and 2000, respectively.
(2) Includes non-performing loans.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                  Nine Months Ended                      Nine Months Ended
                                                                  September 30, 2001                     September 30, 2000
                                                         -----------------------------------    -----------------------------------
                                                          Average       Interest     Average     Average       Interest     Average
                                                          Balance    Income/Expense   Rate       Balance    Income/Expense   Rate
                                                         ---------   --------------  -------    --------    --------------  -------
                                                                            (In thousands, except percentages)
ASSETS
Interest Earning Assets:
       Federal Funds Sold ............................   $  14,087     $     496      4.71%    $  13,235    $     618       6.22%
       Investment Securities .........................      33,257         1,490      5.97%       30,396        1,408       6.18%
       Loans (net of unearned income) (1) (2) ........     135,376         8,521      8.42%       92,494        5,931       8.54%
                                                         ---------     ---------               ---------    ---------

                Total Interest Earning Assets ........     182,720        10,507      7.69%      136,125        7,957       7.79%
                                                         ---------     ---------               ---------    ---------

Non-Interest Earning Assets:
       Loan Loss Reserve .............................      (1,751)                               (1,330)
       All Other Assets ..............................      13,938                                11,047
                                                         ---------                             ---------

                Total Assets .........................   $ 194,907                             $ 145,842
                                                         =========                             =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
       NOW Deposits ..................................   $  18,903           201      1.42%    $  15,836          207       1.74%
       Savings Deposits ..............................      48,937         1,142      3.12%       43,442        1,383       4.24%
       Money Market Deposits .........................       7,068           190      3.59%        4,619          156       4.50%
       Time Deposits .................................      62,402         2,723      5.83%       36,550        1,656       6.04%
       Short-term Borrowings .........................         386            10      3.46%           --           --       0.00%
                                                         ---------     ---------               ---------    ---------

                Total Interest Bearing Liabilities ...     137,696         4,266      4.14%      100,447        3,402       4.51%
                                                         ---------     ---------               ---------    ---------

Non-Interest Bearing Liabilities:
       Demand Deposits ...............................      34,973                                25,406
       Other Liabilities .............................       2,212                                 1,474
                                                                                               ---------

                Total Non-Interest Bearing Liabilities      37,185                                26,880
                                                                                               ---------

Stockholders' Equity .................................      20,026                                18,515
                                                                                               ---------

                Total Liabilities and Stockholders'
                Equity ...............................   $ 194,907                             $ 145,842
                                                                                               =========

NET INTEREST INCOME ..................................   $   6,241                             $   4,555
                                                                                               =========

NET INTEREST SPREAD (3) ..............................                                3.55%                                  3.28%

NET INTEREST MARGIN (4) ..............................                                4.57%                                  4.46%



(1) Included in interest income on loans are loan fees of $165 thousand and $47 thousand for the nine months ended September 30, 2001 and 2000, respectively.
(2) Includes non-performing loans.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                           Three Months Ended September 30, 2001         Nine Months Ended September 30, 2001
                                              Compared to Three Months Ended               Compared to Nine Months Ended
                                                    September 30, 2000                           September 30, 2000
                                           -------------------------------------  ---------------------------------------------
                                                Increase (Decrease) Due To                  Increase (Decrease) Due To
                                           -------------------------------------  ---------------------------------------------
                                             Volume       Rate          Net       Volume        Rate         Time         Net
                                             ------       ----          ---       ------        ----         ----         ---
 (In thousands) (In thousands)
Interest Earned On:
       Federal Funds Sold ............     $  (240)     $   (25)     $  (265)     $    40     $  (159)     $    (3)     $  (122)
       Investment Securities .........         227          (92)         135          132         (50)          --           82
       Loans (net of unearned income)          933         (218)         715        2,740        (128)         (22)       2,590
                                           -------      -------      -------      -------     -------      -------      -------

                Total Interest Income          920         (335)         585        2,912        (337)         (25)       2,550
                                           -------      -------      -------      -------     -------      -------      -------

Interest Paid On:
       NOW Deposits ..................          26          (30)          (4)          40         (45)          (1)          (6)
       Savings Deposits ..............          59         (203)        (144)         174        (410)          (5)        (241)
       Money Market Deposits .........         (40)         (24)         (64)          82         (48)          --           34
       Time Deposits .................         387         (197)         190        1,167         (94)          (6)       1,067
       Short-term Borrowings .........          10           --           10           10          --           --           10
                                           -------      -------      -------      -------     -------      -------      -------

                Total Interest Expense         442         (454)         (12)       1,473        (597)         (12)         864
                                           -------      -------      -------      -------     -------      -------      -------

                Net Interest Income ..     $   478      $   119      $   597      $ 1,439     $   260      $   (13)     $ 1,686
                                           =======      =======      =======      =======     =======      =======      =======

Provision for Loan Losses

The provision for loan losses increased to $341 thousand for the first nine months of 2001 compared to a provision of $193 thousand for the same period in 2000. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at September 30, 2001, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function and current economic conditions. The allowance for loan losses totaled $1.9 million, or 1.30% of total loans, at September 30, 2001.


Non-Interest Income

Total non-interest income was $1.0 million for the first nine months of 2001 compared to $613 thousand for the first nine months of 2000, an increase of $0.4 million, or 66.9%. The increase was attributable primarily to an increase in other fees and commissions of $378 thousand, or 109.2%. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans, which increased by $296 thousand at September 30, 2001 compared to the same prior year period. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions. Other increases in other fees and commissions, amounting to $82 thousand, resulted primarily from the continued growth of the Company.


Non-Interest Expense

Total non-interest expense amounted to $5.3 million for the nine months ended September 30, 2001, an increase of $1.0 million, or 24.6%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $489 thousand, or 24.7%, and reflected increases in the number of employees from 70 full-time equivalents for the period ended September 30, 2000 to 86 full-time equivalents for the period ended September 30, 2001. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey branch.

Occupancy and depreciation expenses increased $222 thousand, or 34.7%, for the first nine months of 2001 compared to the same period in 2000. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices, in addition to increased depreciation costs associated with existing branch facilities, new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $330 thousand, or 20.5%, for the first nine months of 2001 compared to the first nine months of 2000. The increase was attributable to increased other expenses resulting from our continued growth, in addition to $195 thousand of systems related conversion costs as we prepared for a bank-wide operating systems conversion which was successfully completed during July, 2001.

Income Tax Expense

For the nine months ended September 30, 2001, we recognized $601 thousand in income tax expense compared to $12 thousand in income tax expense during the first nine months of 2000. We were fully taxable in the first nine months of 2001 while during 2000 we were able to utilize our net operating loss carryforwards. These carryforwards are now exhausted. The effective tax rate for the first nine months of 2001 was 36.3%.


Return on  Average Assets and Average Equity
Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the nine months ended September 30, 2001, our ROA was 0.72% compared to 0.50% for the year ended December 31, 2000. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 7.04% for the nine months ended September 30, 2001, compared to 4.13% for the year ended December 31, 2000.





RESULTS OF OPERATIONS for the three months ended September 30, 2001 compared to the three months ended September 30, 2000


Net Income

For the three months ended September 30, 2001, we earned $374 thousand after $214 thousand of income tax expense compared to $351 thousand in net income after $12 thousand in income tax expense for the same period last year. During 2000, we benefited from the utilization of net operating loss carry-forwards which were not available in 2001. Basic and diluted net income per share for the three months ended September 30, 2001 were $0.18, compared to basic and diluted net income per share of $0.18 and $0.17, respectively, for the same prior year period. The increase in net income was primarily due to a $597 thousand, or 35.7%, increase in net interest income and a $93 thousand, or 47.4%, increase in non-interest income. These items were partially offset by a $40 thousand, or 72.7%, increase in the provision for loan losses, a $425 thousand, or 29.3%, increase in non-interest expenses, and an increase of $202 thousand in income tax expense for the quarter ended September 30, 2001 compared to the same prior year period.

Net Interest Income

Net interest income increased $597 thousand, or 35.7%, to $2.3 million for the three months ended September 30, 2001 from $1.7 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $8.9 million, or 23.4%, for the three months ended September 30, 2001 compared to the same prior year period. These volume related increases were partially offset by a decline of 53 basis points in average yield on interest earning assets in the third quarter of 2001 compared to the prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended September 30, 2001 increased to 4.62% from 4.35% for the same prior year period. The increase in the net interest margin resulted primarily from repricing opportunities and timely implementation of asset/liability management strategies as the Federal Reserve Bank continued to reduce the target funds rate to 3.00% at September 30, 2001 from 6.5% at September 30, 2000.

Interest income increased $585 thousand, or 19.2%, to $3.6 million for the three months ended September 30, 2001 compared to $3.0 million for the same period in 2000. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $933 thousand and volume related increases in income of $227 thousand in investment securities, partially offset by volume related decreases in income of $240 thousand in Federal funds as these assets were deployed to other areas. Our growth resulted in an increase in average earning assets of $42.3 million, or 27.7%, to $194.8 million for the three months ended September 30, 2001 compared to $152.5 million for the same period in 2000.

In addition to the volume related net increase, total interest income decreased by $335 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to third quarter 2000 yields.

Interest expense for the third quarter of 2001 decreased $12 thousand, or 0.9%, compared to the same prior year period. The decrease in interest expense was due primarily to net volume increases in interest bearing deposits which accounted for an increase in interest expense of $442 thousand and was offset by a decrease of $454 thousand due to interest rate reductions . The volume related increases in interest bearing liabilities and expense rate reductions are the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth, as we adjusted to the changing rate and competition environment.

Provision for Loan Losses

The provision for loan losses increased to $95 thousand for the third quarter of 2001 compared to a provision of $55 thousand for the same period in 2000. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at September 30, 2001, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function and current economic conditions. The allowance for loan losses totaled $1.9 million, or 1.30% of total loans, at September 30, 2001.

Non-Interest Income

Total non-interest income was $289 thousand for the third quarter of 2001 compared to $196 thousand for the third quarter of 2000, an increase of $93 thousand, or 47.4%. The increase was attributable primarily to an increase in other fees and commissions of $78 thousand, or 72.2%. The growth in other fees and commissions is primarily due to higher non-yield related fee income on loans. The increase in non-yield related fee income on loans is primarily attributable to an increase in loan participations sold and the fees and commissions generated on these transactions.

Non-Interest Expense

Total non-interest expense amounted to $1.9 million for the three months ended September 30, 2001, an increase of $425 thousand, or 29.3%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $196 thousand, or 29.0%, and reflected increases in the number of employees from 70 full-time equivalents for the period ended September 30, 2000 to 86 full-time equivalents for the period ended September 30, 2001. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey branch.

Occupancy expenses increased $79 thousand, or 91.9%, for the third quarter of 2001 compared to the same period in 2000. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on existing branch offices and two additional branch facilities.

Depreciation expenses on leasehold improvements, furniture, and equipment increased $44 thousand, or 37.6%, for the third quarter of 2001 compared to the third quarter of 2000 due primarily to depreciation costs associated with existing branch facilities, new deposit services facilities and purchases of enhanced computer processing equipment.

Other expenses increased $106 thousand, or 18.6%, for the third quarter of 2001 compared to the same prior year period. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services paid to our third party processors amounted to $129 thousand, a decrease of $55 thousand, as we moved to "in-house" processing; professional and stockholder related costs amounted to $101 thousand, a decrease of $3 thousand; marketing and advertising costs amounted to $89 thousand, a increase of $22 thousand; stationery, supplies and printing costs amounted to $88 thousand, an increase of $19 thousand; communications expenses amounted to $60 thousand, a decrease of $4 thousand; systems related conversion costs amounted to $65 thousand, compared to $-0- the prior year; and all other expenses amounted to $145 thousand, an increase of $62 thousand.

Income Tax Expense
For the three months ended September 30, 2001, we recognized $214 thousand in income tax expense compared to $12 thousand in income tax expense during the same prior year period. We were fully taxable in the first nine months of 2001 while during 2000 we were able to utilize our net operating loss carryforwards. The effective tax rate for the third quarter of 2001 was 36.4%.

Return on Average Assets and Average Equity
For the three months ended September 30, 2001, our ROA was 0.71% compared to 0.50% for the year ended December 31, 2000. ROE was 7.27% for the quarter ended September 30, 2001, compared to 4.13% for the year ended December 31, 2000.

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

           Not Applicable.


Item 5.    Other Information
           -----------------

           Not Applicable.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits - None

           (b) Reports on Form 8-K

               The Registrant filed no Form 8-K's during the third quarter 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMMUNITY BANCORP OF NEW JERSEY
                                 (Issuer)






Date:  November 7, 2001          By: /s/ Robert D. O'Donnell
       ----------------              ------------------------
                                     ROBERT D. O'DONNELL
                                     President and Chief Executive Officer






                                 By: /s/ Michael Bis
                                     -------------------------
                                     MICHAEL BIS
                                     Vice President and Chief Financial Officer