Form 10KSB
period 2001-12-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2002-03-22
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                                   (Mark One)
[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[ _ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                        Commission File Number 000-26587


                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact name of registrant as specified in its charter)

          New Jersey                                        22-3666589
-------------------------------                   ------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                              Identification No.)

3535 Highway 9 North, Freehold, New Jersey                      07728
------------------------------------------                   -------------
 (Address of principal executive offices)                     (Zip Code)

                                 (732) 863-9000
     ----------------------------------------------------------------------
                (Issuer's telephone number, including area code)

   ---------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [ X ]   No [ _ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB[ _ ] or any amendment to this Form 10-KSB.[ X ]

Issuer's revenues for its most recent fiscal year $15,593,000. The aggregate market value of voting and non-voting equity held by non-affiliates was $25,794,116.

As of March 4, 2002, there were 2,014,729 shares of common stock, no par value per share outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE



                        10-KSB Item Document Incorporated

Item 9.          Directors and Executive Officers               Proxy Statement for Meeting of 2002
                 of the Company;  Compliance with               Annual Shareholders to be filed nolater
                 Section 16(a) of the Exchange Act              than April 30, 2002.


Item10.          Executive Compensation                         Proxy  Statement for 2002 Annual
                                                                Meeting of  Shareholders  to be
                                                                filed no later than April 30, 2002.


Item 11.         Security Ownership of Certain                  Proxy Statement for 2002 Annual
                 Beneficial Owners and Management               Meeting of Shareholders to be filed no
                                                                later than April 30, 2002.

Item 12.         Certain Relationships and Related              Proxy Statement for 2002 Annual
                 Transactions                                   Meeting of Shareholders to be filed no
                                                                later than April 30, 2002.

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

     The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 3535 Highway 9 North, Freehold, New Jersey 07728, and six branch offices located in Colts Neck, Freehold, Howell, Matawan, Manalapan and Shrewsbury, New Jersey.

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

Service Area

     Our service area primarily consists of the Monmouth, Middlesex, and Ocean County, New Jersey market, although we make loans throughout New Jersey. The Bank operates its main office in Freehold Township, New Jersey, and branch offices in Colts Neck, Freehold Borough, Howell, Manalapan, Matawan and Shrewsbury, New Jersey.

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

Employees

     At December 31, 2001, the Bank employed 83 full-time employees and 23 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

                         BANK HOLDING COMPANY REGULATION

General

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the BHCA), we are subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (FRB). We are required to file with the FRB annual reports and other information regarding our business operations and those of our subsidiaries.

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

     In addition, the BHCA was amended through the Gramm-Leach-Bailey Financial Modernization Act of 1999 (the GLBA). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to banking activities, we have not elected to become a financial holding company.

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

     The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity and certain preferred stock, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations are given 100% risk-weighing. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk-weighing. Short-term commercial letters of credit have a 20% risk-weighing and certain short-term unconditionally cancelable commitments have a 0% risk-weighing.

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

Bank Regulation

     As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and control of the Department. As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department impact virtually all activities of the Bank, including the minimum level of capital the Bank must maintain, the ability of the Bank to pay dividends, the ability of the Bank to expand through new branches or acquisitions and various other matters. The FDIC also imposes a risk-based and leverage capital requirement on the Bank. These requirements are substantially similar to the capital requirements imposed by the FRB.

     In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the Commissioner of the Department granting the Bank a charter, the Bank is required to maintain a ratio of equity capital to total assets of at least 10% for our first five (5) years of operations. During 2001, the Commissioner amended this order to reduce this capital requirement to 8%. As of December 31, 2001, the Bank's ratio of equity capital to total assets was 8.51%. This increased capital requirement will end in May 2002, and the Bank will then be subject only to the standard capital requirements discussed above.

Insurance of Deposits

     The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulator. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the Deposit Insurance Funds Act of 1996 (the Deposit Act), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (FICO) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.82 basis points of assessed deposits.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

     The Bank conducts its business through its main office located at 3535 Highway 9 North, Freehold, New Jersey, and its six branch offices. The following table set forth certain information regarding the Bank's properties as of December 31, 2001.

                                                                                           Date of lease
                          Location                            Leased or owned               expiration
         -----------------------------------------            ---------------           ------------------

         26 Route 34 South, Colts Neck, NJ                        Leased                May 2021

         3535 Highway 9 North, Freehold, NJ                        Owned                N/A

         31 East Main Street, Freehold, NJ                        Leased                August 2002

         4502 Highway 9 South, Howell, NJ                         Leased                August 2013

         267 Main Street, Matawan, NJ                             Leased                February 2019

         191 Route Nine South, Manalapan, NJ                       Owned                N/A

         541 Sycamore Avenue, Shrewsbury, NJ                      Leased                June 2011

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

         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2001.

                                     PART II
                                     -------

       ITEM 5. -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ SmallCap market under the symbol CBNJ. The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap market for 2000 and 2001. These quotations reflect inter-dealer prices, without retail market, mark-down, or commission and may not represent actual transactions. These prices have been restated to reflect our 5% stock dividends paid in 2001 and 2000.

                                                                  2001
                                                        ------------------------
                                                          High             Low
                                                          ----             ---

             1st  Quarter . . . . . . . . .              $ 14.51         $ 12.24
             2nd Quarter . . . . . . . . .                 20.19           13.72
             3rd Quarter . . . . . . . . .                 17.74           14.50
             4th Quarter . . . . . . . . .                 17.10           14.30

                                                                  2000
                                                        ------------------------
                                                          High             Low
                                                          ----             ---

             1st  Quarter . . . . . . . . .              $ 14.29         $ 10.88
             2nd Quarter . . . . . . . . .                 13.33           10.48
             3rd Quarter . . . . . . . . .                 14.29           12.14
             4th Quarter . . . . . . . . .                 14.29           11.90

     We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future as we use our retained earnings to augment our capital and fund our future growth.

     On April 5, 2000, our Board of Directors declared a 5% stock dividend on our common stock. On April 9, 2001, our Board declared a 5% stock dividend. Our Board will consider the issuance of future stock dividends based upon our future financial performance, capital standing and the market value of our stock.

     As of December 31, 2001, we had 427 shareholders of record.


                 ITEM 6. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Year Ended December 31, 2001

                              OVERVIEW AND STRATEGY
                              ---------------------

     Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. The Company acquired all the capital stock of the Bank in July 1999. The Bank commenced operations in 1997 with the goal of providing first class banking services through a locally headquartered financial institution, offering customers direct access to senior officers and decision makers. We seek to serve individuals, professionals, small businesses, and real estate developers in our Monmouth, Middlesex, and Ocean County, New Jersey, trade area, whom we believe are not adequately served by larger regional and multi-state financial institutions. Since it commenced operations in 1997, the Company has increased its asset base at a rapid pace. Our assets have grown from $34.8 million at December 31, 1997 to $245.6 million at December 31, 2001, a compound annual growth rate of 63.0%. This growth has come both through our success in penetrating our original market in the Freehold, New Jersey area, and through expansion into other market areas in New Jersey. We opened our second office in downtown Freehold, New Jersey, in September 1997, our third office in Howell, New Jersey, in November 1998, our fourth office in Matawan, New Jersey in February 1999, our fifth office in Manalapan, New Jersey in November 1999, our sixth office in Colts Neck, New Jersey in July 2001 and our seventh office in Shrewsbury, New Jersey in October 2001.

Results of Operations

     Our results of  operations  depend  primarily on our net  interest  income, which is the difference between the sum of interest we earn on our interest-earning assets and loan origination fees and the interest we pay on deposits and borrowed funds used to support our interest-earning assets. In addition, the Bank earns fee income, primarily through service fees on deposit accounts and non-interest related service fees on loans. Net interest spread is the difference between the weighted average rate earned on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin is a function of the difference between the weighted average rate earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average level of interest-earning assets as compared with that of interest-bearing liabilities. Net income is also affected by the amount of non-interest income and operating expenses.

Net Income

     For the year ended December 31, 2001, net income increased to $1.5 million or $0.75 per share for basic and $0.74 per share for diluted earnings, compared to net income of $1.2 million or $0.57 per share for both basic and diluted shares for the same period in 2000.

     The increase in net income was primarily due to a $2.3 million, or 35.4% increase in net interest income and an increase in non-interest income, partially offset by an increase in the provision for loan losses and higher non-interest expense and higher income tax expense. The improvement in net income is attributable to our continued rapid growth. The results for the year ended December 31, 2000 were also positively affected as tax expense was offset by the benefit from the reduction in our valuation allowance on our deferred tax asset. We would have reported additional income tax expense of approximately $383 thousand without the benefit from this valuation allowance reduction. At December 31, 2000, no balance remained in our valuation allowance on the deferred tax asset, and our operations in 2001 were fully taxable.

Net Interest Income

     For the year ended December 31, 2001, we recognized net interest income of $8.6 million as compared to $6.3 million for the year ended December 31, 2000. The increase in net interest income was largely due to an increase in the average balance of interest earning assets, which increased $47.2 million, or 33.0%, to $190.2 million from $143.0 million. The increase reflects an increase in average loans outstanding of $40.8 million, or 41.8% and an increase in average investment securities of $8.9 million, or 27.7% over the 2000 period.

     The increase in net interest income for the year ended December 31, 2000, as compared to the year ended December 31, 1999, was largely due to an increase in the average balance of interest-earning assets, which increased $51.7 million, or 56.6%, to $143.0 million from $91.3 million. The increase reflects an increase in average loans outstanding of $34.3 million, or 54.1% and an increase in average investment securities of $19.7 million, or 158.9% over the 1999 period.

     Primarily as a result of the increase in the average balance of interest-earning assets, our interest income increased to $14.2 million for the year ended December 31, 2001, from $11.3 million for the year ended December 31, 2000. The improvement in interest income was primarily due to volume-related increases in income from the loan portfolio of $3.5 million and volume-related increases in income of $553 thousand in the investment securities portfolio, partially offset by volume-related decreases in income of $155 thousand in Federal funds sold. In addition to the net volume-related increases, rate related decreases amounting to $1.0 million resulted as the average yield on our interest-earning assets decreased to 7.45% for the year ended December 31, 2001 from 7.89% for the year ended December 31, 2000 from 7.30% for the year ended December 31, 1999.

     Total interest expense increased 14.3% to $5.6 million for the 2001 period from $4.9 million for the 2000 period. This increase in interest expense is primarily related to the increase in the average balance of interest-bearing liabilities, which increased $38.4 million to $144.5 million for the 2001 period compared to $106.1 million for the 2000 period. Volume-related increases in interest expense accounted for $2.0 million of increased expense and were partially offset by rate reductions amounting to $1.4 million in reduced expense. The volume related increases in interest-bearing liabilities and expense-rate reductions were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth. These decisions resulted in the decrease in the cost of interest-bearing liabilities to 3.87% for the 2001 period from 4.66% for the 2000 period.

     The relatively consistent net interest margin of 4.51% realized in 2001 compared to 4.43% realized in 2000 resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate by 475 basis points in 11 rate reductions to 1.75% by December 31, 2001.

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



                                                        Year ended December 31,
                                        --------------------------------------------------------------------------
                                                        2001                                   2000
                                            --------------------------              ---------------------------


                                                                   Average                               Average
                                                      Interest     rates                    Interest     rates
                                         Average      income/      earned/     Average      income/      earned/
                                         balance      expense      paid        balance      expense      paid
                                        ----------    --------    ------      ----------    --------    ------

                                                          (In thousands, except percentage)

Assets
Interest-earning assets
   Loans (net of unearned
   income) (1)                         $138,522      $11,388        8.22%     $  97,685      $ 8,454       8.65%

Investment securities                    41,000        2,278        5.56         32,102        1,994       6.21

Federal funds sold                       10,717          499        4.66         13,166          832       6.32
                                         ------        -----                    -------        -----

      Total interest-earning assets     190,239       14,165        7.45        142,953       11,280       7.89

Non-interest-earning assets              14,775                                  11,365

Allowance for possible loan losses       (1,799)                                 (1,363)
                                         --------                                --------

      Total assets                     $203,215                               $ 152,955
                                         =======                                ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities

NOW deposits                           $ 19,578      $   260        1.33%     $  15,524      $   270       1.74%

Savings deposits                         50,972        1,461        2.87         44,263        1,891       4.27

Money market deposits                     6,482          217        3.35          6,079          292       4.80

Time deposits                            66,425        3,623        5.45         40,277        2,493       6.19

Borrowed funds                            1,063           30        2.82            --            --       --
                                         ------        -----                    -------        -----

   Total interest-bearing liabilities   144,520        5,591        3.87        106,143        4,946       4.66

Non-interest bearing liabilities

   Demand deposits                       36,296                                  26,486

   Other liabilities                      2,118                                   1,644
                                          ------                                 -------

      Total non-interest bearing
      liabilities                        38,414                                  28,130

   Stockholders' equity                  20,281                                  18,682
                                         ------                                 -------

      Total liabilities and
      stockholders' equity             $203,215                               $ 152,955
                                       =======                                ========

Net interest spread (2)                                             3.58                                   3.23

Net interest margin (3)                                             4.51                                   4.43

Net interest income                                  $ 8,574                                 $ 6,334
                                                      ======                                  ======






                                                          1999
                                          ---------------------------------


                                                                    Average
                                                       Interest     rates
                                          Average      income/      earned/
                                          balance      expense      paid
                                         ----------    --------    ------



Assets
Interest-earning assets
   Loans (net of unearned
   income) (1)                          $  63,427      $ 5,191      8.18%

Investment securities                      12,383          693      5.60

Federal funds sold                         15,451          777      5.03
                                          -------        -----

      Total interest-earning assets        91,261        6,661      7.30

Non-interest-earning assets                 8,690

Allowance for possible loan losses         (1,094)
                                          --------

      Total assets                      $  98,857
                                         ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities

NOW deposits                            $  13,227      $   225      1.70%

Savings deposits                           34,749        1,441      4.15

Money market deposits                       2,719           99      3.64

Time deposits                              12,720          688      5.41

Borrowed funds                                  8            1      5.94
                                          -------        -----

   Total interest-bearing liabilities      63,423        2,454      3.87

Non-interest bearing liabilities

   Demand deposits                         16,379

   Other liabilities                          734
                                           -------

      Total non-interest bearing
      liabilities                          17,113

   Stockholders' equity                    18,321
                                          -------

      Total liabilities and
      stockholders' equity              $  98,857
                                        ========

Net interest spread (2)                                             3.43

Net interest margin (3)                                             4.61

Net interest income                                       $ 4,207
                                                           ======





(1)  Included in interest income on loans are rate related loan fees.

(2) The interest rate spread is the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(3) The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

The following table presents by category the major factors that contributed to the changes in net interest income for the periods indicated below. Amounts have been computed on a fully tax-equivalent basis.

                                             Year ended December 31, 2001          Year ended December 31, 2000
                                                 vs. December 31, 2000                 vs. December 31, 1999
                                           --------------------------------      --------------------------------

                                                            Increase (decrease) due to change in
                                           ----------------------------------------------------------------------

                                            Average     Average                      Average     Average
                                            volume       rate         Net         volume       rate         Net
                                           ---------   --------   ---------      ---------   --------   ---------

                                                                       (In thousands)

Interest income
     Taxable loans (net of income)         $   3,534   $   (600)  $   2,934      $   2,804   $    459   $   3,263
     Investment securities                       553       (269)        284          1,104        197       1,301
     Federal funds sold                         (155)      (178)       (333)          (115)       170          55
                                             -------     ------     -------        -------     ------     -------

         Total interest income                 3,932     (1,047)      2,885          3,793        826       4,619
                                             -------     ------     -------      ---------     ------     -------

Interest expense
     NOW deposits                                 71        (81)        (10)            39          6          45
     Savings deposits                            287       (717)       (430)           395         55         450
     Money market                                 19        (94)        (75)           122         71         193
     Time deposits                             1,618       (488)      1,130          1,491        314       1,805
     Borrowed funds                               30        -            30             (1)       -            (1)
                                             -------     ------     -------        -------     ------     -------

         Total interest expense                2,025     (1,380)        645          2,046        446       2,492
                                             -------     ------     -------      ---------     ------     -------

         Net interest income               $   1,907   $    333   $   2,240      $   1,747   $    380   $   2,127
                                            ========    =======    ========       ========    =======    ========

Provision for Loan Losses

     The provision we recorded for the year ended December 31, 2001 was $386 thousand compared to $348 thousand for the year ended December 31, 2000. The provision is the result of our review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. Although we had no non-performing assets during each of these periods, we established provisions for loan losses to create an adequate allowance based on management's analysis of the loan portfolio and growth experienced over the periods. The allowance for loan losses totaled $2.0 million, or 1.33% of total loans at December 31, 2001, compared to $1.6 million, or 1.30% of total loans, at December 31, 2000.

Non-Interest Income

     Non-interest income amounted to $1.4 million for the year ended December 31, 2001, compared to $909 thousand for the year ended December 31, 2000, an increase of $519 thousand, or 57.1%. The increase was attributable to an increase in service fees on deposits of $44 thousand, or 12.3%, and an increase in other fees and commissions of $475 thousand, or 86.2%. The growth in service fees on deposits reflects the growth in transaction account deposits. The growth in other fees and commissions was primarily due to higher related non-interest fee income on loans which was attributable to an increase in loan participations and the fees and commissions generated on those transactions.

Non-Interest Expense

     Non-interest expense amounted to $7.3 million for the year ended December 31, 2001, compared to $5.7 million for the year ended December 31, 2000, an increase of $1.6 million, or 28.1%. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other costs generally attributable to our growth. Of this increase, employment costs increased $703 thousand, or 26.1%, and reflected increases in the number of employees from 72 full-time equivalents at December 31, 2000 to 95 full-time equivalents at December 31, 2001. The increase in personnel is attributable to the acquisition of additional support personnel required due to our growth and the opening of two new branch offices.

     Occupancy expenses increased $348 thousand, or 39.5%, to $1.2 million for the year ended December 31, 2001. The increase was attributable to the opening of two new branch offices, which resulted in increased lease expense and increased maintenance costs in addition to increased depreciation costs associated with new facilities and on purchases of computer processing equipment.

     Other operating expenses increased $520 thousand, or 24.6% to $2.6 million for the year ended December 31, 2001 from $2.1 million for the year ended December 2000. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services amounted to $739 thousand, an increase of $129 thousand; professional and other fees amounted to $382 thousand, an increase of $42 thousand; marketing and advertising costs amounted to $417 thousand, an increase of $55 thousand; stationery, supplies and printing costs amounted to $320 thousand, an increase of $62 thousand; stockholder related costs amounted to $49 thousand, an increase of $14 thousand; communications and office costs amounted to $267 thousand, an increase of $46 thousand; one time systems conversion related costs amounted to $217 thousand during 2001; and all other expenses amounted to $244 thousand, a decrease of $45 thousand.

     We anticipate that the expense of our expanding bank branch office system, combined with increased expenses associated with our expanding lending activities, as well as increased costs associated with our ongoing efforts to penetrate our target markets, will continue to increase non-interest expense next year.

Income Tax Expenses

     We recognized $844 thousand and $53 thousand in income tax expense for the years ended December 31, 2001 and 2000, respectively. We were fully taxable in the twelve months of 2001 while tax expense was substantially offset in the twelve months of 2000 because of the utilization of net operating loss carryforward. These carryforwards were exhausted in 2000.

Financial Condition

     At December 31, 2001, our total assets were $245.6 million, an increase of $63.5 million, or 34.9% over total 2000 year end assets of $182.1 million. At December 31, 2001, our net loans were $145.6 million, an increase of $25.2 million, or 20.9% from the $120.4 million reported at December 31, 2000. Investment securities increase to $80.7 million at December 31, 2001, from $44.6 million at December 31, 2000, an increase of $36.1 million or 80.9%. At December 31, 2001, we had no Federal Funds sold compared to $3.9 million at December 31, 2000.

Loan Portfolio

     At December 31, 2001 our total loans were $147.6 million, an increase of $25.6 million, or 21.0%, over our total loans of $122.0 million at December 31, 2000. Our loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction, and consumer loans.

     Our loans are granted primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. We have not made loans to borrowers outside of the United States of America. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans. Bank mergers have also contributed to our efforts to attract borrowers.

     The following table sets forth the classification of our loans by major category, net of unearned discounts and deferred loan fees for the periods indicated below.


                                                                 December 31,
                                ---------------------------------------------------------------------------------------
                                  2001              2000                 1999              1998              1997
                             ----------------   ----------------  -----------------  ----------------  ----------------
                             Amount   Percent  Amount   Percent   Amount   Percent   Amount   Percent    Amount   Percent
                             ------  --------- ------  ---------  ------  ---------  ------  ---------   ------  ---------
                                                    (In thousands, except for percentages)
Commercial and industrial   $ 25,736   17.4%  $24,865   20.4%    $ 15,137   18.3%    $ 8,514   18.7    $ 3,413   22.4%
Real estate-non-residential
     properties               74,258   50.3    56,849   46.6       38,814   47.0      19,413   42.5      7,561   49.6
Residential properties         6,970    4.7     7,867    6.4        7,254    8.8       6,941   15.2      1,534   10.1
Construction                  21,962   14.9    17,046   14.0        8,895   10.7       3,582    7.9        809    5.3
Consumer                      18,559   12.6    14,275   11.7       12,476   15.1       6,376   14.0      1,913   12.6
Other                            118    0.1     1,064    0.9           56    0.1         803    1.7          3     -
                              -------------     ------------       -------------       ------------      ----- -------
     Total loans            $147,603  100.0%  $121,966 100.0%    $ 82,632  100.0%    $45,629  100.0%   $15,233  100.0%
                             =======  =====    ======= =====      =======  =====      ======  =====     ======  =====

     The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans which have fixed and variable rates at December 31, 2001.

                                                   Within 1           1 to 5           After 5
                                                     year              years            years             Total
                                                  ----------        ----------       -----------       ----------

     Loans secured by 1-4 family residential
         properties                               $   12,676        $    6,935       $    11,206       $   30,817
     All other loans secured by real estate           29,645            53,532            15,627           98,804
     All other loans                                   9,694             7,839               449           17,982
                                                    --------          --------         ---------         --------

         Total                                    $   52,015        $   68,306       $    27,282       $  147,603
                                                   =========         =========        ==========        =========

     Fixed rate loans                                                                                  $   67,115
     Variable rate loans                                                                                   80,488
                                                                                                         --------

         Total                                                                                         $  147,603
                                                                                                        =========

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

     Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. At December 31, 2001 and 2000, we had no loans past due 90 days. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

     At December 31, 2001 and 2000, we had no non-performing assets. We maintain a risk rating system for grading all non-consumer credit facilities. The purpose of the system is to detect changes in loan quality for individual credits and for homogenous pools of loans in the portfolio. All such credits are assigned a numerical rating in accordance with criteria established in eight categories ranging from #1-Excellent to #8-Loss. Definitions for categories #5-Special Mention Loans, #6-Substandard, #7-Doubtful, and #8-Loss are consistent with those established by federal regulatory agencies. The initial rating is assigned at inception and reviewed annually when financial statements are received and at other times when deterioration in a relationship is detected. An independent outsourced loan review function tests these ratings in its normal course and resolves any rating differences. Any loan, including unrated consumer credits, may be assigned to a watch list of credits, identified by management as credits warranting special attention for a variety of reasons which might bear on ultimate collectibility.

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

     A loan is classified as doubtful when it has all the weaknesses inherent in one classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions, and values, highly questionable and improbable.

     A loan is classified as loss when it is considered uncollectible and of such little value that the asset's continuance as an asset on the balance sheet is not warranted.

     As of December 31, 2001 and 2000, no loans were classified as substandard, doubtful, or loss.

Allowance for Loan Losses

     We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, our Directors Loan Committee, and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least monthly, and, as adjustments become necessary, they are realized in the periods in which they become known. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

     Our allowance for possible loan losses totaled $2.0 million at December 31, 2001, or 1.33% of total loans outstanding. We had no non-performing loans or loans past due 90 days or more at December 31, 2001 and 2000.

     The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated.

                                                                              Year ended December 31,
                                                                 ------------------------------------------------
                                                                   2001      2000      1999      1998       1997
                                                                 -------   -------   --------   -------   -------
                                                                        (In thousands, except percentages)

     Balance at beginning of period                              $ 1,584   $ 1,237   $    914   $   250   $   -
     Charge-offs-consumer                                             (6)       (1)        (2)      -         -
     Provision charged to expense                                    386       348        325       664       250
                                                                   -----     -----     ------     -----     -----

     Balance of allowance at end of period                       $ 1,964   $ 1,584   $  1,237   $   914   $   250
                                                                  ======    ======    =======    ======    ======

     Ratio of net charge-offs to average loans outstanding          -  %      -  %       -  %       N/A       N/A
                                                                ========  ========   ========   =======   =======

     Balance of allowance at period-end as a percent of loans
         at period end                                             1.33%     1.30%      1.50%     2.04%     1.64%
                                                                   =====     =====      =====     =====     =====


     The following table sets forth, for each of the Bank's major lending areas, the amount of the Bank's allowance for loan losses attributable to such category, and the percentage of total loans represented by such category, as of the periods indicated. The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations.


                                                                December 31,
                       ----------------------------------------------------------------------------------------------
                              2001                2000               1999                1998                 1997
                       ------------------  ------------------ ------------------  ------------------  ------------------

                       Allocation %of all  Allocation %of all  Allocation %of all  Allocation %of all  Allocation %of all
                        amount     loans    amount     loans    amount     loans    amount     loans    amount     loans
                       --------- -------- ----------  ------- ---------  --------  --------- -------- --------- --------
                                                   (In thousands, except percentages)
Balance applicable to

   Commercial loans  $     346    17.4%    $  281      20.4% $     185    18.3% $     96       18.7%  $   18      22.4%

   Real estate non-
     Residential
     properties            996    50.3        641      46.6        628    47.0       309       42.5       90      49.6

   Residential
     properties             65     4.7         39       6.4         36     8.8        35       15.2        8      10.1

   Construction            295    14.9        377      14.0        178    10.7        72        7.9       12       5.3

   Consumer loans          234    12.6        128      11.7        113    15.1        55       14.0       18      12.6

   Other                     2     0.1         27       0.9         14     0.1        16        1.7        1       --
                       ------- -------    --------- -------    ------- -------   ------- -   ------     ------  -------

   Subtotal              1,938   100.0      1,493     100.0      1,154   100.0       583      100.0      147     100.0

   Unallocated reserves     26    --           91      --           83    --         331       --        103      --
                       ------- -------    ------- - - -----    ------- -------   ------- -   ------     ------  -------

      Total          $   1,964   100.0% $   1,584     100.0% $   1,237   100.0% $    914      100.0%  $  250     100.0%
                     =========   =====  =========     =====  =========   =====  =========      =====   ======     =====

Investment Securities

     We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of U.S. Government and agencies, government sponsored entities, and a limited amount of corporate debt securities.

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

     Management determines the appropriate classification at the time of purchase. At December 31, 2001, we classified $15.3 million, or 19.0%, of our investment portfolio as held-to-maturity based on our intent and ability to hold these securities to maturity. These securities are stated at cost, adjusted for unamortized purchase premiums and discounts. As of December 31, 2001, the net unrealized losses on these securities was $93 thousand. Securities amounting to $14.8 million were purchased for the held-to-maturity account during 2001.

     At December 31, 2001, we classified $65.4 million, or 81.0%, of our investment portfolio as available-for-sale. These available-for-sale securities had a cost basis of $65.0 million. The fair value adjustment at December 31, 2001 required us to increase the carrying value of these investment securities by $390 thousand, decrease the deferred tax benefit by $142 thousand, and increase stockholders' equity by $248 thousand. Securities with a cost of $102.6 million were purchased for the available-for-sale account during 2001.

     Total investment securities at December 31, 2001 were $80.7 million, an increase of $36.1 million, or 80.9% over total investment securities of $44.6 million at December 31, 2000. The increase during 2001 resulted as we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities. This strategy developed from our analysis of several economic scenarios, including reduced loan growth and deposit repricing opportunities. We maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

     The amortized cost and fair value of our investment securities are as follows (in thousands):

                                            December 31, 2001        December 31, 2000        December 31, 1999
                                         ----------------------   ----------------------   ----------------------
                                           Amortized     Fair       Amortized     Fair       Amortized    Fair
                                             Cost        value        cost        value        cost       value
                                         ----------- ----------   ----------- ----------   ----------  ----------

Investment securities available-for-sale
     U.S. Government and agency
         securities                      $    64,569 $   64,959   $    33,798 $   33,842   $    9,418  $    9,399
     Corporate debt securities and other         480        480           264        264           25          25
                                           ---------   --------     ---------   --------     --------    --------

                                         $    65,049 $   65,439   $    34,062 $   34,106   $    9,443  $    9,424
                                          ==========  =========    ==========  =========    =========   =========

Investment securities held-to-maturity
     U.S. Government and agency
         securities                      $    14,275 $   14,136   $     9,998 $    9,955   $   10,745  $   10,593
     Corporate debt securities and other       1,035      1,081           500        514          500         500
                                           ---------   --------     ---------   --------     --------    --------

                                         $    15,310 $   15,217   $    10,498 $   10,469   $   11,245  $   11,093
                                          ==========  =========    ==========  =========    =========   =========

     The amortized cost and fair value of our investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                              Available-for-sale             Held-to-maturity
                                                           -------------------------    -------------------------
                                                            Amortized        Fair        Amortized     Fair
                                                              Cost           value         cost           value
                                                           ----------     ----------    -----------    ----------

     Due in one year or less                               $      --      $      --     $       535    $      535
     Due after one year through five years                     64,569         64,959         14,275        14,136
     Due after five years through ten years                       --             --             500           546
     Due after ten years                                          480            480            --            --
                                                             --------       --------      ---------      --------

                                                           $   65,049     $   65,439    $    15,310    $   15,217
                                                            =========      =========     ==========     =========

Deposits

     Our total deposits at December 31, 2001, were $221.1 million, an increase of $60.6 million, or 37.8% over total deposits of $160.5 million at December 31, 2000. Deposits are our primary source of funds. The growth in deposits during this period was primarily due to the expansion and maturation of our branch system, as well as a significant increase in the amount of time deposits reflecting promotional activities at our branches. These promotions were targeted to retain maturing deposits and to gain market penetration. Additionally, at December 31, 2001, we maintained $5.0 million in brokered deposits, which mature in June 2002. These deposits were obtained as part of our 2002 asset/liability management strategies, as higher costing promotional certificates of deposit matured. Time deposits represented 35.2% of our total deposits last year and they increased to 39.1% of our total deposits at December 31, 2001.

     We seek to emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. During our startup phase, we emphasized the origination of savings deposits, which equaled $61.1 million at December 31, 2001, by offering rates higher than our peer group institutions. As we have established ourselves within our trade area, we have managed our rates to more closely match the market, resulting in our total cost of deposits of 3.09% for 2001. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate amount paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions.

     The following table sets forth the average amounts of various types of deposits at the periods indicated.

                                                                  Year ended December 31,
                                         ------------------------------------------------------------------------
                                                  2001                     2000                     1999
                                         ----------------------   ----------------------   ----------------------
                                            Average     Average      Average    Average       Average       Average
                                            Balance      Cost        Balance      Cost        Balance        Cost
                                         ----------- ----------   ----------- ----------   ------------     -------
                                                            (In thousands, except percentages)

     Non-interest-bearing demand         $    36,296       -- %   $    26,486       -- %   $   16,379        -- %
     Interest-bearing demand (NOW)            19,578      1.33         15,524      1.74        13,227       1.70
     Savings deposits                         50,972      2.87         44,263      4.27        34,749       4.15
     Money Market Deposits                     6,482      3.35          6,079      4.80         2,719       3.64
     Time deposits                            66,425      5.45         40,277      6.19        12,720       5.41
                                           ---------                ---------                --------

         Total                           $   179,753      3.09%   $   132,629      3.73%   $   79,794       3.08%
                                          ==========               ==========               =========

     The following table summarizes the maturity distribution of certificates of deposits as of December 31, 2001.

                                                                    Year ended December 31, 2001
                                                  ---------------------------------------------------------------
                                                            Time CD's                          Time CD's
                                                        $100,000 and over                   under $100,000
                                                  ----------------------------       ----------------------------
                                                    Amount            Percent          Amount            Percent
                                                  ----------        ----------       -----------       ----------
                                                                 (In thousands, except percentages)

     Due in three months or less                  $   20,337            52.9%        $    16,492           34.4%
     Due over three months through twelve
         months                                       16,327            42.4              27,328           57.1
     Due over one year through three years             1,824             4.7               4,061            8.5
     Due over three years                                -              -                     13           -
                                                    --------       --------            ---------      --------

         Total certificates of deposit            $   38,488           100.0%        $    47,894          100.0%
                                                   =========           =====          ==========          =====

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

     At December 31, 2001, we maintained a one year negative cumulative gap of 16.90% of total assets, or $41.5 million, which was within our Board of Directors approved guidelines.

                                             Interest Sensitivity Gap at December 31, 2001
                                        ------------------------------------------------------
                                                  Mature or repricing in (1)
                                       -----------------------------------------------   Non-
                                        3 months   3 through   1 through     Over       interest
                                         or less   12 months   3  years     3 years     bearing       Total
                                       ---------- ----------  ----------  ----------   ----------  -----------

     Assets
    Federal funds sold                $      --   $      --   $      --   $      --   $      --    $      --
    Investment securities
         available-for-sale (2)          11,294      16,148          --      37,607          --       65,049
    Investment securities
         held-to-maturity                    --         535          --      14,775          --       15,310
    Loans                                47,874       4,141      20,822      74,766          --      147,603
    Valuation reserves (2)                   --          --          --          --      (1,574)      (1,574)
    Non-interest earning assets              --          --          --          --      19,250       19,250
                                      ---------   ---------   ---------   ---------   ---------    ---------

         Total assets                 $  59,168   $  20,824   $  20,822   $ 127,148   $  17,676    $ 245,638
                                      =========   =========   =========   =========   =========    =========


Liabilities and stockholders'
         equity
    NOW accounts                      $   6,185   $      --   $  18,556   $      --   $      --    $  24,741
    Money market accounts                 2,692          --       2,691          --          --        5,383
    Savings deposits                     30,542          --      30,541          --          --       61,083
    CD's $100,000 and over               20,337      16,327       1,824          --          --       38,488
    CD's under $100,000                  16,492      27,328       4,061          13          --       47,894
    Short-term borrowings                 1,600          --          --          --          --        1,600
    Non-interest bearing
         deposits                            --          --          --          --      43,539       43,539
    Other liabilities                        --          --          --          --       1,767        1,767
    Stockholders' equity                     --          --          --          --      21,143       21,143
                                      ---------   ---------   ---------   ---------   ---------    ---------
         Total liabilities
             and stockholders'
             equity                   $  77,848   $  43,655   $  57,673   $      13   $  66,449    $ 245,638
                                      =========   =========   =========   =========   =========    =========

     Interest rate sensitivity gap    $ (18,680)  $ (22,831)  $ (36,851)  $ 127,135   $ (48,773)

     Cumulative gap                   $ (18,680)  $ (41,511)  $ (78,362)  $  48,773

     Cumulative gap to total assets      (7.60)%    (16.90)%    (31.90)%     19.86%


     (1) The following are the assumptions that were used to prepare the gap analysis:
         a. Investment securities are included at amortized cost in the period in which they mature at stated maturity, except for government agency securities with coupon rates of 5.00% and above and with call provisions of one year or less, which are stated as maturing at the call date.
         b. Loans are spread through the maturity buckets based on the earlier of their actual maturity date or the date of their first potential rate adjustment.
         c. Non-maturing NOW accounts, money market accounts and savings deposits typically change rates more slowly than maturing balances. The rate change speed of these accounts compared to the economic rate change, has been adjusted based upon the Company's experience.
         d. Certificates of deposits are spread through the maturity buckets based on their actual maturity date.
     (2) Valuation reserves include allowance for loan losses and the investment securities available-for-sale mark-to-market adjustment.

Liquidity

     Our liquidity is a measure of our ability to fund loans, withdrawals or maturities of deposits, and other cash outflows in a cost-effective manner. Our principal sources of liquidity are deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities, access to purchased funds, and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investment securities are greatly influenced by general interest rates, economic conditions and competition.

     Liquid assets (consisting of cash, federal funds sold and investment securities classified as available-for-sale) comprised 30.4% and 24.0% of our total assets at December 31, 2001 and 2000, respectively.

     Should liquidity needs arise to fund new loan demand, we have the capability to sell securities classified as available-for-sale, and to purchase federal funds as alternative sources of liquidity. We have established credit lines with other financial institutions to purchase up to $11.0 million in federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During 2000, we became a member of the Federal Home Loan Bank of New York and have an overnight borrowing line of $10.0 million and a term borrowing line of an additional $11.4 million. In addition, subject to certain requirements, we may also obtain longer term advances of up to 30% of our assets. As of December 31, 2001, we have $1.6 million in overnight borrowings.

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

     The following table summarizes our risk-based and leverage ratios at December 31, 2001, as well as the required minimum regulatory capital ratios.

                                                                                                  To be well
                                                                                               capitalized under
                                                                       For capital             prompt corrective
                                                Actual              adequacy purposes          action provisions
                                       -----------------------  ------------------------    ----------------------
                                         Amount         Ratio      Amount        Ratio        Amount        Ratio
                                       -----------   ---------  -----------   ---------     -----------   ---------

As of December 31, 2001

       Total capital (to risk-weighted
          assets)                      $   22,864     13.40%     $   13,654      >8.00%      $   17,067   >10.00%
                                                                                 -                        -
       Tier I capital (to risk-weighted
          assets)                          20,900     12.25           6,827      >4.00           10,240  >  6.00
                                                                                 -                       -
       Tier I capital (to average assets)  20,900      9.17           6,836      >3.00           11,394  >  5.00
                                                                                 -                       -

     In addition to the capital adequacy requirements of the FDIC discussed above, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, as amended during April 2001, the Bank is required to maintain a ratio of equity capital to total assets of at least 8% for our first five (5) years of operations, unless the Commission consents to a lower ratio. As of December 31, 2001 and 2000, the Bank's ratio of equity capital to total assets was 8.51% and 10.65%, representatively. The Bank will have been in operation for five years in May 2002.

Impact of Inflation and Changing Prices

     Our financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.

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

            ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(a)

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

     The following table sets forth certain information about each of our executive officers who are not also a director.

                                                Principal occupation
 Name, age and position       Officer since     during past five years
 ----------------------      -------------- -------------------------------

 James A. Kinghorn, 53            2000          Senior Lending Officer and
 Executive Vice-President and                   Director of the Bank; formerly a
 Senior Lending Officer                         senior officer of Commerce Bank
                                                (Successor toTinton Falls
                                                State Bank by acquisition)

 Robert Babin, 49                 1999          Chief Information Officer of
 Senior Vice President and                      the Bank; formerly Vice
 Chief Information Officer                      President Information
                                                Technology at Lockport
                                                Savings Bank and Amboy
                                                National Bank

 Michael Bis, 53                  1999          Chief Financial Officer of the
 Senior Vice President and                      Bank; formerly Controller
 Chief Financial Officer                        of Carnegie Bank N.A.


                       ITEM 10. -- EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the captions
"PROPOSAL 1 -- EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.


                    ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2002 Annual Meeting under the caption "PROPOSAL 1 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.

           ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2002 Annual Meeting under the caption "PROPOSAL 1 -- INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2002.


                ITEM 13. -- EXHIBITS LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit number                            Description of Exhibits
                                            ----------------------------------
         21                                 Subsidiaries of the Registrant
         23                                 Consent of Grant Thornton LLP

     (b)  Reports on Form 8-K

         (i)      None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNITY BANCORP OF NEW JERSEY

                               By:/s/     Robert D. O'Donnell
                                  ---------------------------------------------
                                        Robert D. O'Donnell
     Dated: March 28, 2002              President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                               TITLE                                            DATE

/s/    Robert D. O'Donnell
-------------------------------
     Robert D. O'Donnell                President and Chief Executive Officer       March 28, 2002

/s/    Michael Bis
-------------------------------
     Michael Bis                        Chief Financial Officer                     March 28, 2002

/s/    Howard M. Schoor
-------------------------------
    Howard M. Schoor                    Chairman of the Board                       March 28, 2002

/s/    Eli Kramer
-------------------------------
     Eli Kramer                         Vice Chairman of the Board                  March 28, 2002

/s/    Charles P. Kaempffer
-------------------------------
     Charles P. Kaempffer, CPA          Vice Chairman of the Board                  March 28, 2002

/s/    Morris Kaplan
-------------------------------
     Morris Kaplan                      Director                                    March 28, 2002

/s/    Robert M. Kaye
-------------------------------
     Robert M. Kaye                     Director                                    March 28, 2002

/s/    William J. Mehr
-------------------------------
    William J. Mehr, Esq.              Director                                    March 28, 2002

/s/    Arnold G. Silverman
-------------------------------
     Arnold G. Silverman                Director                                    March 28, 2002

/s/    Lewis Wetstein
-------------------------------
    Lewis Wetstein, M.D.                Director                                    March 28, 2002


                         COMMUNITY BANCORP OF NEW JERSEY

                           Consolidated Balance Sheets

                      (In thousands, except per share data)



                                                                                      December 31,
                                                                              ----------------------------
          ASSETS                                                                 2001              2000
                                                                              -----------       ----------

    Cash and due from banks                                                   $     9,342       $    5,764
    Federal funds sold                                                                --             3,860
                                                                                ---------         --------

          Total cash and cash equivalents                                           9,342            9,624

    Investment securities available-for-sale                                       65,439           34,106
    Investment securities held-to-maturity (fair value of
       $15,217 and $10,469 at December 31, 2001 and
       2000, respectively)                                                         15,310           10,498

    Loans receivable                                                              147,603          121,966
    Less allowance for loan losses                                                 (1,964)          (1,584)
                                                                                ---------         --------

          Net loans receivable                                                    145,639          120,382

    Premises and equipment, net                                                     6,335            5,002
    Accrued interest receivable                                                     1,457            1,497
    Other assets                                                                    2,116              943
                                                                                ---------         --------

          Total assets                                                        $   245,638       $  182,052
                                                                               ==========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits
       Non-interest bearing - demand                                          $    43,539       $   30,090
       Interest bearing - NOW                                                      24,741           15,368
       Savings and money market                                                    66,466           58,587
       Certificates of deposit, under $100,000                                     47,894           34,291
       Certificates of deposit, $100,000 and over                                  38,488           22,179
                                                                                ---------         --------

          Total deposits                                                          221,128          160,515

    Short-term borrowings                                                           1,600              --
    Accrued interest payable                                                        1,334            1,491
    Other liabilities                                                                 433              631
                                                                                ---------         --------

          Total liabilities                                                       224,495          162,637
                                                                                ---------         --------

STOCKHOLDERS' EQUITY
    Common stock - authorized, 10,000,000 shares of no par value; issued and outstanding, net of treasury shares, 2,014,729 and
       2,014,905 shares at December 2001 and 2000, respectively                    23,147           21,663
    Accumulated deficit                                                            (1,889)          (1,913)
    Accumulated other comprehensive income                                            248               28
    Treasury stock, 22,357 shares, at cost                                           (363)            (363)
                                                                                ---------         --------

          Total stockholders' equity                                               21,143           19,415
                                                                                ---------         --------

          Total liabilities and stockholders' equity                          $   245,638       $  182,052
                                                                               ==========        =========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                        Consolidated Statements of Income

                      (In thousands, except per share data)




                                                                                  Year ended December 31,
                                                                               ----------------------------
                                                                                  2001              2000
                                                                               -----------       ----------
INTEREST INCOME
    Loans, including fees                                                      $    11,388       $    8,454
    Federal funds sold                                                                 499              832
    Investment securities                                                            2,278            1,994
                                                                                 ---------         --------

          Total interest income                                                     14,165           11,280

INTEREST EXPENSE
    Deposits                                                                         5,561            4,946
    Short-term borrowings                                                               30              -
                                                                                 ---------         --------

          Total interest expense                                                     5,591            4,946
                                                                                 ---------         --------

          Net interest income                                                        8,574            6,334

PROVISION FOR LOAN LOSSES                                                              386              348
                                                                                 ---------         --------

          Net interest income after provision for loan losses                        8,188            5,986
                                                                                 ---------         --------

NON-INTEREST INCOME
    Service charges on deposit accounts                                                402              358
    Other service charges and fees                                                     749              401
    Other income                                                                       277              150
                                                                                 ---------         --------

          Total non-interest income                                                  1,428              909
                                                                                 ---------         --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                   3,397            2,694
    Occupancy expense                                                                1,229              881
    Other operating expenses                                                         2,635            2,115
                                                                                 ---------         --------

          Total non-interest expense                                                 7,261            5,690
                                                                                 ---------         --------

          Income before income taxes                                                 2,355            1,205

Income tax expense                                                                     844               53
                                                                                 ---------         --------

          Net income                                                           $     1,511       $    1,152
                                                                                ==========        =========

Per share data
    Net income - basic                                                         $      0.75       $     0.57
                                                                                ==========        =========
    Net income - diluted                                                       $      0.74       $     0.57
                                                                                ==========        =========




The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

            Consolidated Statement of Changes in Stockholders' Equity

                     Years ended December 31, 2001 and 2000

                      (In thousands, except per share data)




                                                                                        Accumulated
                                                                                           other
                                                        Common         Accumulated     comprehensive         Treasury
                                                         Stock           deficit       income (loss)         stock          Total
                                                      ----------      -------------   -------------------    -----------   -------

Balance at January 1, 2000                           $ 20,523           $ (1,923)          $    (11)        $   (363)      $ 18,226

    5% stock dividend (91,191 shares)                   1,140             (1,140)                --               --             --
    Cash in lieu of fractional shares                      --                 (2)                --               --             (2)
    Net income                                             --              1,152                 --               --          1,152
    Accumulated other comprehensive income, net of
       reclassification adjustments and taxes              --                 --                 39               --             39
          Total comprehensive income                       --                 --                 --               --          1,191
                                                     --------           --------           --------         --------       --------


Balance at December 31, 2000                           21,663             (1,913)                28             (363)        19,415

    5% stock dividend (95,772 shares)                   1,484             (1,484)                --               --             --
    Cash in lieu of fractional shares                      --                 (3)                --               --             (3)
    Net income                                             --              1,511                 --               --          1,511
    Accumulated other comprehensive income, net of
       reclassification adjustments and taxes              --                 --                220               --            220

          Total comprehensive income                       --                 --                 --               --          1,731
                                                      --------           --------             --------         --------     --------


Balance at December 31, 2001                         $ 23,147           $ (1,889)          $    248         $   (363)      $ 21,143
                                                     =========          ========           ========         ========       ========





The accompanying notes are an integral part of this statement.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Cash Flows

                                 (In thousands)




                                                                                        Year ended December 31,
                                                                                     ----------------------------
                                                                                        2001              2000
                                                                                     -----------       ----------
OPERATING ACTIVITIES
    Net income                                                                       $     1,511       $    1,152
    Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation and amortization                                                         656              499
       Provision for loan losses                                                             386              348
       Accretion of investment discount                                                      (86)            (153)
       Amortization of investment premium                                                     24               10
       Loss on disposal of equipment                                                          98              -
       Decrease (increase) in accrued interest receivable                                     40             (854)
       Decrease (increase) in other assets                                                   201             (760)
       (Decrease) increase in accrued interest payable                                      (157)           1,199
       (Decrease) increase in other liabilities                                             (198)             366
                                                                                       ---------         --------

              Net cash provided by operating activities                                    2,475            1,807
                                                                                       ---------         --------

INVESTING ACTIVITIES
    Purchases of investment securities held-to-maturity                                  (14,810)             -
    Purchase of investment securities available-for-sale                                (102,577)         (32,434)
    Net increase in loans receivable                                                     (25,643)         (39,335)
    Proceeds from maturities and calls of investment securities                           81,650            8,705
    Purchase of bank owned life insurance                                                 (1,500)             -
    Purchases of premises and equipment                                                   (2,087)            (870)
                                                                                       ---------         --------

              Net cash used in investing activities                                      (64,967)         (63,934)
                                                                                       ---------         --------

FINANCING ACTIVITIES
    Increase in short-term borrowings                                                      1,600              -
    Stock dividends - cash paid in lieu of fractional shares                                  (3)              (2)
    Net increase in demand deposits and savings accounts                                  30,701           21,100
    Net increase in certificates of deposits                                              29,912           25,387
                                                                                       ---------         --------

              Net cash provided by financing activities                                   62,210           46,485
                                                                                       ---------         --------

              Net decrease in cash and cash equivalents                                     (282)         (15,642)

Cash and cash equivalents, beginning of period                                             9,624           25,266
                                                                                       ---------         --------

Cash and cash equivalents, end of period                                             $     9,342       $    9,624
                                                                                      ==========        =========

Supplemental disclosures of cash flow information
    Cash paid for interest                                                           $     5,748       $    3,747
                                                                                      ==========        =========

    Cash paid for income taxes                                                       $       981       $      436
                                                                                      ==========        =========


The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000




NOTE A - ORGANIZATION

     Community Bancorp of New Jersey (the Company) is a one-bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey (the Bank). The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Bank is a New Jersey state-chartered banking institution and a member of the Federal Reserve System and Federal Home Loan Bank of New York.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Financial Statement Presentation

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All intercompany balances and transactions have been eliminated in the financial statements.

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

    2.  Segment Reporting

     SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is elevated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

     Investment and mortgage-backed securities, which the Company has the ability and intent to hold to maturity, are held for investment purposes and carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner which approximates the interest method. At the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity based upon an evaluation of the probability of the occurrence of future events. Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was amended in June, 1999, by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and in June, 2000, by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments,


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting. The Company adopted SFAS No. 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

     Statement of Financial Accounting Standards No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, (SFAS No. 119) required disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance-sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2001 or 2000.

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

     Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The Company had no non-accrual loans as of December 31, 2001 or 2000.

     The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had no loans that would be defined as impaired at December 31, 2001 or 2000.




                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     6.   Accounting  for  Transfers  and  Servicing  of  Financial  Assets  and
         -----------------------------------------------------------------------
          Extinguishments of Liabilities
          ------------------------------

     In September 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

    7.  Premises and Equipment
        ----------------------

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operations on a straight-line basis over the estimated useful lives of the assets.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.

    8.  Income Taxes
        ------------

     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates, which will be in effect when these differences reverse. The primary temporary differences are allowance for loan loss recognition and net unrealized gains on investment securities available-for-sale.

    9.  Earnings Per Share
     -  ------------------

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. EPS is computed based on the weighted average number of shares of common stock outstanding.





                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    10.  Advertising Costs
         -----------------

     The Company expenses advertising costs as incurred.

    11.  Comprehensive Income
         --------------------

     The Company followed SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.

     The income tax effects allocated to comprehensive income at December 31, are as follows (in thousands):

                                                                               2001
                                                              ---------------------------------------
                                                                Before          Tax            Net
                                                                  Tax        (expense)       of tax
                                                                amount        benefit        amount
                                                              ----------    -----------    ----------

       Unrealized gains on securities
          Unrealized holding gains arising during period      $      346    $      (126)   $      220

       Less reclassification
          Adjustment for gain realized in net income                 --             --            --
                                                                --------      ---------    ----------

       Other comprehensive income, net                        $      346    $      (126)   $      220
                                                               =========     ==========     =========


                                                                               2000
                                                              ---------------------------------------
                                                                Before          Tax            Net
                                                                  Tax        (expense)       of tax
                                                                amount        benefit        amount
                                                              ----------    -----------    ----------

       Unrealized gains on securities
          Unrealized holding gains arising during period      $       63    $       (24)   $       39

       Less reclassification
          Adjustment for gain realized in net income                 --             --            --
                                                                --------      ---------    ----------

       Other comprehensive income, net                        $       63    $       (24)   $       39
                                                               =========     ==========     =========

    12.  Reclassification
         ----------------

          Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000



NOTE C - INVESTMENT SECURITIES

     The  following  tables  present  the book  values,  fair  values  and gross
     unrealized  gains  and  losses  of  the  Company's  investment   securities
     portfolio as of December 31, 2001 and 2000 (in thousands):

                                                                              December 31, 2001
                                                           ------------------------------------------------------
                                                                             Gross         Gross
                                                           Amortized      unrealized    unrealized        Fair
                                                              Cost           gains        losses          value
                                                           ----------     ----------    -----------    ----------
       Investment securities available-for-sale
          U.S. Government and agency securities            $   64,569            510           (120)       64,959
          Corporate debt securities and other                     480            --             --            480
                                                             --------       --------      ---------      --------

                                                           $   65,049     $      510    $      (120)   $   65,439
                                                            =========      =========     ==========     =========

       Investment securities held-to-maturity
          U.S. Government and agency securities            $   14,275     $        6    $      (145)   $   14,136
          Corporate debt securities and other                   1,035             46            --          1,081
                                                             --------       --------      ---------      --------

                                                           $   15,310     $       52    $      (145)   $   15,217
                                                            =========      =========     ==========     =========

                                                                              December 31, 2000
                                                           ------------------------------------------------------
                                                                             Gross         Gross
                                                           Amortized      unrealized    unrealized        Fair
                                                              Cost           gains        losses          value
                                                           ----------     ----------    -----------    ----------
       Investment securities available-for-sale
          U.S. Government and agency securities            $   33,798     $       48    $        (4)   $   33,842
          Corporate debt securities and other                     264            --             --            264
                                                             --------       --------      ---------      --------

                                                           $   34,062     $       48    $        (4)   $   34,106
                                                            =========      =========     ==========     =========

       Investment securities held-to-maturity
          U.S. Government and agency securities            $    9,998     $      --     $       (43)   $    9,955
          Corporate debt securities and other                     500             14            --            514
                                                             --------       --------      ---------      --------

                                                           $   10,498     $       14    $       (43)   $   10,469
                                                            =========      =========     ==========     =========

    The amortized cost and fair value of the Company's investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                              Available-for-sale             Held-to-maturity
                                                           -------------------------    -------------------------
                                                            Amortized        Fair        Amortized     Fair
                                                           Cost           value         cost           value
                                                           ----------     ----------     ---------      ---------

       Due in one year or less                             $      --      $      --     $       535    $      535
       Due after one year through five years                   64,569         64,959         14,275        14,136
       Due after five years through ten years                     -              --             500           546
       Due after ten years                                        480            480            --            --
                                                             --------       --------      ---------      --------

                                                           $   65,049     $   65,439    $    15,310    $   15,217
                                                            =========      =========     ==========     =========

    A portion of the Company's U.S. Government and agency securities, totaling approximately $1,300,000 at December 31, 2001 and 2000, was pledged as collateral to secure deposits as required or permitted by law.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE D - LOANS RECEIVABLE

    Major loan classifications at December 31 are as follows (in thousands):

                                                                                           2001           2000
                                                                                        -----------    ----------

       Consumer loans                                                                   $    18,562    $   14,278
       Residential mortgages                                                                  6,980         7,880
       Commercial and industrial loans                                                       25,736        24,925
       Construction loans                                                                    21,962        17,046
       Commercial mortgages                                                                  74,470        57,030
       Other                                                                                    118         1,064
                                                                                          ---------      --------
                                                                                            147,828       122,223
       Less
          Unearned discounts and deferred loan fees                                            (225)         (257)
          Allowance for loan losses                                                          (1,964)       (1,584)
                                                                                          ---------      --------

                                                                                        $   145,639    $  120,382
                                                                                         ==========     =========

     The Company had no non-accrual loans or loans that would be defined as impaired at December 31, 2001 or 2000.

     The Company defines non-performing assets to include loans past due 90 days or more, impaired loans and other real estate owned. The Company had no non-performing assets at December 31, 2001 or 2000. There were no loans to directors or executive officers at or during the periods ended December 31, 2001 or 2000.

     Changes in the allowance for loan losses is as follows (in thousands):

                                                                                           2001           2000
                                                                                        -----------    ----------

       Balance, beginning of year                                                       $     1,584    $    1,237
       Provision charged to expenses                                                            386           348
       Loans charged-off                                                                         (6)           (1)
                                                                                          ---------      --------

       Balance, end of period                                                           $     1,964    $    1,584
                                                                                         ==========     =========

NOTE E - PREMISES AND EQUIPMENT

    Premises and equipment at December 31 are as follows (in thousands):

                                                                         Estimated
                                                                       useful lives        2001           2000
                                                                     ---------------    -----------    ----------

       Land                                                             Indefinite      $       443    $      443
       Buildings and leasehold improvements                            10 - 39 years          4,369         3,391
       Furniture, fixtures and equipment                                3 -  7 years          1,350         1,075
       Computer equipment and software                                  3 -  5 years          1,501         1,076
       Construction in progress                                                                 68           163
                                                                                          ---------      --------
                                                                                              7,731         6,148
       Less accumulated depreciation and amortization                                        (1,396)       (1,146)
                                                                                          ---------      --------

                                                                                        $     6,335    $    5,002
                                                                                         ==========     =========

     Depreciation   and   amortization   charged  to   operations   amounted  to
     approximately $656,000 and $499,000 for year ended December 31, 2001 and 2000, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE F - DEPOSITS

    At December 31, 2001, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

       2002                                                      $    80,484
       2003                                                            5,854
       2004                                                               31
       2005                                                               13
                                                                   ---------

                                                                 $    86,382

    Interest expense on deposits is as follows (in thousands):

                                                     2001           2000
                                                  -----------    ----------

       Savings                                    $     1,461    $    1,891
       NOW and money market                               477           562
       Time deposits                                    3,623         2,493
                                                    ---------      --------

                                                  $     5,561    $    4,946
                                                   ==========     =========

NOTE G - EQUITY TRANSACTIONS

    The Company paid shareholders a 5% stock dividend in 2001 and a 5% stock dividend in 2000.

    On April 27, 2000, the shareholders of the Company approved an Amendment to the Company's Certificate of Incorporation to provide for 1,000,000 shares of series preferred stock, the terms, conditions and designations of which may be set by the Board of Directors at the time of issuance; and to increase the authorized shares of common stock, no par value, to 10,000,000. No shares of any series of preferred stock have been issued.

NOTE H - INCOME TAXES

    The components of the provision for income taxes (benefit) are as follows (in thousands):

                                                         2001           2000
                                                      -----------    ----------

       Current
          Federal                                     $       893    $      467
          State                                                70            56
                                                        ---------      --------
                                                              963           523
                                                        ---------      --------

       Deferred
          Federal (benefit)                                  (114)         (450)
          State (benefit)                                      (5)          (20)
                                                        ---------      --------
                                                             (119)         (470)
                                                        ---------      --------

                                                      $       844    $       53
                                                       ==========     =========

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE H - INCOME TAXES - Continued

    A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows (in thousands):

                                                                               2001           2000
                                                                            -----------    ----------

       Expected statutory income tax expense                                $       801    $      410
       Increase (decrease) in taxes resulting from:
          State taxes on income                                                      44            24
          Benefit from valuation allowance decrease                                  --          (384)
          Other, net                                                                  1             3
                                                                              ---------      --------

       Total income tax provision                                           $       844    $       53
                                                                             ==========     =========

    Net deferred tax assets consist of the following (in thousands):

                                                                               2001           2000
                                                                            -----------    ----------

       Allowance for loan loss                                              $       631    $      494
       Organizational and start-up costs                                             12            43
       Unrealized gains on investment securities
          available-for-sale                                                       (142)          (16)
       Other                                                                        (51)          (64)
                                                                              ---------      --------

          Net deferred tax asset, included in other assets                  $       450    $      457
                                                                             ==========     =========

     Management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance was recorded for deferred tax assets at December 31, 2001.

NOTE I - OTHER EXPENSES

    Other expenses consist of the following (in thousands):

                                                 2001           2000
                                              -----------    ----------

       Communications and office expense      $       267    $      221
       Stationery and printing                        320           258
       Data processing                                739           610
       Systems conversion costs                       217            --
       Professional fees                              324           340
       Marketing and advertising                      417           362
       Stockholder expense                             49            35
       Directors' fees                                 58            --
       Other                                          244           289
                                                ---------      --------

                                              $     2,635    $    2,115
                                               ==========     =========

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE J - EARNINGS PER SHARE

    The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data). Weighted average shares for 2001 and 2000 have been retroactively adjusted to reflect the 5% stock dividend in 2001 and the 5% stock dividend in 2000:

                                                                               Year ended December 31, 2001
                                                                          ---------------------------------------
                                                                                         Weighted
                                                                                          Average       Per share
                                                                            Income        shares         amount
                                                                          ----------    -----------    ----------
       Basic EPS
          Net income available to common stockholders                     $    1,511      2,014,729    $     0.75
       Effect of dilutive securities
          Options                                                                --          40,422            (0.01)
                                                                            --------    -----------      -----------
       Diluted EPS
          Net income available to common stockholders plus
              assumed conversion                                          $    1,511      2,055,151    $     0.74
                                                                           =========    ===========     =========

     15,454 options to purchase shares of common stock with exercise prices ranging from $14.86 to $16.30 per share were not included in the computation of 2001 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                               Year ended December 31, 2000
                                                                          ---------------------------------------
                                                                                         Weighted
                                                                                          Average       Per share
                                                                            Income        shares         amount
                                                                          ----------    -----------    ----------
       Basic EPS
          Net income available to common stockholders                     $    1,152      2,014,905    $     0.57
       Effect of dilutive securities
          Options                                                                --          13,522           --
                                                                            --------    -----------      --------
       Diluted EPS
          Net income available to common stockholders plus
              assumed conversion                                          $    1,152      2,028,427    $     0.57
                                                                           =========    ===========     =========

     125,477 options to purchase shares of common stock with exercise prices ranging from $12.50 to $15.29 per share were not included in the computation of 2000 diluted EPS because the exercise price was greater than the average market price of the common stock.

NOTE K - STOCK OPTIONS

     Under the Company's 1997 Stock Option Plan for Non-Employee Directors (the 1997 Stock Option Plan for Non-Employee Directors), options to purchase 51,101 common stock shares may be issued. Each of the nine non-employee directors were automatically granted 5,678 common stock options exercisable at $10.12 per share (110% of market value on date of grant) in July 1997. The options vest one-third each year. The option may be exercised up to 10 years after the grant. At December 31, 2001, 49,208 options were granted under this plan.


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE K - STOCK OPTIONS - Continued

     Under the Company's 1997 Stock Option Plan (the 1997 Stock Option Plan), options to purchase 63,808 common stock shares may be issued. Options to purchase 48,640 common stock shares were granted to nine non-employee directors at $10.12 per share (110% of market value on date of grant) in July 1997, in varying amounts to each non-employee director. Additionally, 17,034 options were granted to the President at $13.00 per share in May 1999. The options vest one-third each year. The options may be exercised up to 10 years after the grant. At December 31, 2001, 65,674 options were granted under this plan.

     Under the Company's 1997 Employee Stock Option Plan (the 1997 Employee Stock Option Plan), options to purchase 56,779 common stock shares may be issued. The plan is designed to reserve options for employees of the Company. The discretion of the board is very broad in determining to whom, how many, and at what price options may be issued. Under the Plan, employees may be awarded either incentive stock options, which must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, or non-qualified options, which may have an exercise price to be determined by the Board of Directors at grant, but not less than 85% of the fair market value of the common stock on the date of grant. The options under this plan vest from 3 to 5 years. At December 31, 2001, 52,590 options were granted under this plan.

     Under the 1998 Stock Option Plan (the 1998 Stock Option Plan) options to purchase up to 56,779 shares of common stock may be issued to members of management. The Board adopted this stock option plan in connection with the retention of the President and Chief Executive Officer of the Company. Under the terms of the President's employment, he is entitled to receive options to purchase 85,168 shares of common stock. The options under this plan vest from 3 to 5 years. At December 31, 2001, 44,262 options were granted under this plan.

     The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Director Stock Option Plan (the 2000 Director Stock Option Plan), pursuant to which options to purchase 93,713 common stock shares may be issued. Options to purchase 89,250 common stock have been granted to eight non-employee directors at $12.50 per share (110% of market value on date of grant) in varying amounts to each non-employee director. The options vest over a two year period. The options may be exercised up to 10 years after the grant. At December 31, 2001, 80,483 options were granted under this plan.

     The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Employee Stock Option Plan (the 2000 Employee Stock Option Plan). Options to purchase 77,175 shares of the common stock will be reserved for issuance under this Plan. Options to purchase 22,429 common stock shares have been granted to key employees, including 13,628 to the President at prices ranging from $11.91 to $16.30. The options under this plan vest from 2 to 5 years. The options may be exercised up to 10 years after grant. At December 31, 2001, 36,053 options were granted under this plan.

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


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE K - STOCK OPTIONS - Continued

     Had compensation cost of the above stock option plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

                                                       December 31,
                                                -------------------------
                                                   2001           2000
                                                -----------    ----------

       Net income
          As reported                           $     1,511    $    1,152
          Pro forma                                   1,068           630

       Net income per share - basic
          As reported                           $      0.75    $     0.57
          Pro forma                                    0.53          0.31

       Net income per share - diluted
          As reported                           $      0.74    $     0.57
          Pro forma                                    0.52          0.31

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, dividend yield of 0% for both years; expected volatility of 25% in both years; risk-free interest rate of 5.65% in 2001 and 6.34% in 2000; and expected lives of 5 years in 2001 and 2000.

    A summary of the status of the Company's stock option plans as of December 31, 2001, and the change during the years then ended is represented below.

                                                                     2001                          2000
                                                           -------------------------    -------------------------
                                                                           Weighted                     Weighted
                                                                            Average                      Average
                                                                           Exercise                     Exercise
                                                             Shares          Price        Shares          Price
                                                           ----------     ----------    -----------    ----------

       Outstanding, beginning of year                         315,370      $  12.33         218,391     $  12.30
       Granted                                                 12,900         16.30         112,560        12.61
       Cancelled/forfeited                                        -                         (15,581)       14.05
                                                           ----------                   -----------

       Outstanding, end of year                               328,270         12.48         315,370        12.33
                                                           ==========                   ===========

       Weighted average fair value of
          options granted during the year                                  $   5.49                     $   4.23
                                                                            =======                      =======





                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE K - STOCK OPTIONS - Continued

     The following table summarizes information about nonqualified options outstanding at December 31, 2001:

                                                   Options outstanding                       Options exercisable
                                    ---------------------------------------------    ------------------------------
                                                        Weighted
                                        Number           average       Weighted        Number            Weighted
                                    outstanding at     remaining       average         outstanding at    average
            Range of                 December 31,      contractual     exercise        December 31,      exercise
         exercise prices                 2001             life          price           2001               price
       ------------------           --------------     -----------     ----------    ---------------    -----------

       $10.13 - $14.88                  271,376         7.5 years        $11.30           177,777          $11.30
       $15.24 - $16.30                   56,894         7.8 years        $15.38            26,226          $15.38
                                       --------                                         ---------

                                        328,270                                           204,003
                                       ========                                         =========

NOTE L - COMMITMENTS

    Lease Commitments
    -----------------

     The Company leases several banking facilities under noncancelable operating lease agreements expiring through 2021. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $193,000 and $93,000 for the years ended December 31, 2001 and 2000, respectively.

     The approximate minimum rental commitments under operating leases at December 31, 2001, are as follows (in thousands):

       2002                                                 $     255
       2003                                                       250
       2004                                                       220
       2005                                                       216
       2006                                                       222
       Thereafter                                               2,267
                                                              -------

                                                            $   3,430

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


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
     CREDIT RISK - Continued

     The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                       2001           2000
                                                    -----------    ----------

       Commitments to extend credit                 $    31,355    $   28,847
       Letters of credit - standby and performance        3,344         2,313
                                                      ---------      --------

                                                    $    34,699    $   31,160
                                                     ==========     =========

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000, are outlined below.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $9,342,000 and $9,624,000 as of December 31, 2001 and 2000, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The net loan portfolio at December 31, 2001 and 2000, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

                                                                     2001                          2000
                                                           -------------------------    -------------------------
                                                            Carrying       Estimated         Carrying       Estimated
                                                             Amount       fair value         amount         fair value
                                                           ----------     --------------     ----------     ---------------
                                                                               (in thousands)

       Investment securities available-for-sale            $   65,439     $   65,439    $    34,106    $   34,106
       Investment securities held-to-maturity                  15,310         15,217         10,498        10,469
       Loans receivable                                       147,603        149,650        121,966       121,362
       Certificates of deposits                                86,382         86,382         56,470        56,470

     The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

NOTE O - REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, management believes that the Bank meets all capital adequacy requirements to which it is subject and considers the Bank to be "well capitalized".

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE O - REGULATORY MATTERS - Continued

     As of June 27, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the following table (in thousands, except percentages).

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                               ---------------------   --------------------   ---------------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               ---------   ---------   ---------  ---------   ---------   ---------

       As of December 31, 2001

          Total capital (to risk-
              weighted assets)                   $22,864     13.40%      $13,654    =>8.00%     $17,067   =>10.00%
          Tier I capital (to risk-
              weighted assets)                    20,900     12.25         6,827    =>4.00       10,240  =>  6.00
          Tier I capital (to average
              assets)                             20,900      9.17         6,836    =>3.00       11,394  =>  5.00

       As of December 31, 2000

          Total capital (to risk-
              weighted assets)                   $20,972     15.66%      $10,715    =>8.00%     $13,393   =>10.00%
          Tier I capital (to risk-
              weighted assets)                    19,388     14.48         5,357    =>4.00        8,036  =>  6.00
          Tier I capital (to average
              assets)                             19,388     11.13         5,224    =>3.00        8,707  =>  5.00


     In addition, pursuant to the order of the New Jersey Commissioner of the Department of Banking and Insurance granting the Bank a charter, as amended during April 2001, the Bank is required to maintain a ratio of equity to total assets of at least 8% for its first five years of operations. As of December 31, 2001 and 2000, the Bank's ratio of equity capital to total assets was 8.51% and 10.65%, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE P - PARENT COMPANY FINANCIAL INFORMATION

     The condensed financial information for Community Bancorp of New Jersey, parent company only, has been presented as follows (in thousands).


                                  BALANCE SHEET


                                                                            December 31,
                                                                     -------------------------
                                                                        2001           2000
                                                                     -----------    ----------
       ASSETS

          Investment in subsidiary                                   $    21,148    $   19,417
          Other assets                                                       --            120
                                                                       ---------      --------

              Total assets                                           $    21,148    $   19,537
                                                                      ==========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
          Other liabilities                                          $         5    $      122
          Stockholders' equity                                            21,143        19,415
                                                                       ---------      --------

              Total liabilities and stockholders' equity             $    21,148    $   19,537
                                                                      ==========     =========


                             STATEMENT OF OPERATIONS


                                                                       Year ended December 31,
                                                                        2001           2000
                                                                     -----------    ----------

          Services fee from subsidiary                               $       129    $      120
          Other operating expenses                                          (129)         (120)
                                                                       ---------      --------

              Income before undistributed income from subsidiary             --            --

          Equity in undistributed income of subsidiary                     1,511         1,152
                                                                       ---------      --------

              Net income                                             $     1,511    $    1,152
                                                                      ==========     =========


                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE P - PARENT COMPANY FINANCIAL INFORMATION - Continued


                             STATEMENT OF CASH FLOWS


                                                                                          Year ended December 31,
                                                                                           2001           2000
                                                                                        -----------    ----------

    Cash flows from operating activities
       Net income                                                                       $     1,511    $    1,152
       Adjustments to reconcile net income to net cash provided by operations
          Equity in undistributed earnings of subsidiary                                     (1,511)       (1,152)
          Net (increase) decrease in other assets                                               119           (73)
          Net increase (decrease) in other liabilities                                         (117)           76
                                                                                          ---------      --------

              Net cash provided by operating activities                                           2             3
                                                                                          ---------      --------

       Cash flows from investing activities
          Contributions to subsidiary                                                           --            --
          Proceeds to fund treasury stock and option transactions                               --            --
                                                                                          ---------      --------

              Net cash used in investing activities                                             --            --
                                                                                          ---------      --------

       Cash flows from financing activities
          Stock dividends - cash paid in lieu of fractional shares                               (3)           (2)
          Effect of treasury stock and option transactions                                      --            --
          Issuance of common stock                                                              --            --
                                                                                          ---------      --------

              Net cash used in financing activities                                              (3)           (2)

              Net increase (decrease) in cash and cash equivalents                               (1)            1
                                                                                          ---------      --------

       Cash and cash equivalents at beginning of period                                           1           --
                                                                                          ---------      --------

       Cash and cash equivalents at end of year                                         $       --     $        1
                                                                                         ==========     =========


                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2001 and 2000




NOTE Q - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2001 and 2000, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                                    2001
                                                           ------------------------------------------------------
                                                             Fourth          Third        Second          First
                                                             Quarter        Quarter       Quarter        Quarter
                                                           ----------     ----------    -----------    ----------

       Interest income                                     $    3,658     $    3,633    $     3,405    $    3,469
       Interest expense                                         1,325          1,363          1,371         1,532
                                                             --------       --------      ---------      --------

          Net interest income                                   2,333          2,270          2,034         1,937

       Provision for loan losses                                   45             95            100           146
                                                             --------       --------      ---------      --------

          Net interest after provisions for loan losses         2,288          2,175          1,934         1,791

       Non-interest income                                        405            289            376           358
       Non-interest expense                                     1,994          1,876          1,768         1,623
                                                             --------       --------      ---------      --------

          Income before income taxes                              699            588            542           526

       Income taxes                                               243            214            195           192
                                                             --------       --------      ---------      --------

          Net income                                       $      456     $      374    $       347    $      334
                                                            =========      =========     ==========     =========

       Net income per share
          Basic                                            $     0.23     $     0.18    $      0.17    $     0.17
          Diluted                                          $     0.23     $     0.18    $      0.17    $     0.16

                                                                                    2000
                                                           ------------------------------------------------------
                                                             Fourth          Third        Second          First
                                                             Quarter        Quarter       Quarter        Quarter
                                                           ----------     ----------    -----------    ----------

       Interest income                                     $    3,323     $    3,048    $     2,605    $    2,304
       Interest expense                                         1,544          1,375          1,060           967
                                                             --------       --------      ---------      --------

          Net interest income                                   1,779          1,673          1,545         1,337

       Provision for loan losses                                  155             55             80            58
                                                             --------       --------      ---------      --------

          Net interest after provisions for loan losses         1,624          1,618          1,465         1,279

       Non-interest income                                        296            196            265           152
       Non-interest expense                                     1,464          1,451          1,490         1,285
                                                             --------       --------      ---------      --------

          Income before income taxes                              456            363            240           146

       Income taxes                                                41             12            -             -
                                                             --------       --------      ---------      --------

          Net income                                       $      415     $      351    $       240    $      146
                                                            =========      =========     ==========     =========

       Net income per share
          Basic                                            $     0.20     $     0.18    $      0.12    $     0.07
          Diluted                                          $     0.20     $     0.18    $      0.12    $     0.07


               Report of Independent Certified Public Accountants
               --------------------------------------------------


 Board of Directors and Stockholders
 Community Bancorp of New Jersey


     We have audited the consolidated balance sheets of Community Bancorp of New Jersey as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community
Bancorp of New Jersey as of December 31,2001 and 2000, and the consolidated results of its consolidated operations and consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP
Philadelphia, Pennsylvania
January 11,2002