Form 10QSB
period 2002-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2002-05-13
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10-QSB

(Mark One)

  [ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

           Transition report under Section 13 or 15 (d) of the Exchange Act

           For the transition period from ____________ to ____________


                        Commission file number 000-26587


                         COMMUNITY BANCORP OF NEW JERSEY
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                      22-3666589
  ------------------------------------                  -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


                3535 Highway 9 North, Freehold, New Jersey 07728
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 863-9000
                                 ---------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                             ----------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [ X ]    No [   ]





    Common Stock, No Par Value-2,014,729 shares outstanding as of May 7, 2002
    -------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
-------  ---------------------                                          --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at March 31, 2002
         (Unaudited) and December 31, 2001                                  3

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 2002 and 2001 (Unaudited)                   4

         Consolidated Condensed Statement of Changes in Stockholders'       5
         Equity at March 31, 2002 (Unaudited)

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001 (Unaudited)                   6

         Notes to Consolidated Condensed Financial Statements (Unaudited)  7-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11-20


PART II. OTHER INFORMATION
-------- ------------------

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities and Use of Proceeds                          21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K
                  a.  Exhibits - None                                       21
                  b.  Reports on Form 8-K - None                            21


SIGNATURES                                                                  22

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         March 31,
                                                                                           2002        December 31,
                                                                                        (Unaudited)       2001
                                                                                         ---------      ---------
                                                                                          (Dollars in thousands)
ASSETS
Cash and cash equivalents:
      Cash and due from banks ......................................................     $   5,726      $   9,342
      Federal funds sold ...........................................................         5,750           --
------------------------------------------------------------------------------------     ---------      ---------
                Total cash and cash equivalents                                             11,476          9,342
------------------------------------------------------------------------------------     ---------      ---------

Investment securities available-for-sale ...........................................        56,901         65,439
Investment securities held-to-maturity (fair value of $12,397 at
      March 31, 2002 and $15,217 at December 31, 2001) .............................        12,535         15,310

Loans receivable ...................................................................       158,523        147,603
Allowance for loan loss ............................................................        (2,053)        (1,964)
------------------------------------------------------------------------------------     ---------      ---------
                Net loans receivable                                                       156,470        145,639
------------------------------------------------------------------------------------     ---------      ---------

Premises and equipment, net ........................................................         6,389          6,335
Accrued interest receivable ........................................................         1,608          1,457
Other assets .......................................................................         2,361          2,116
------------------------------------------------------------------------------------     ---------      ---------
                Total Assets                                                             $ 247,740      $ 245,638
------------------------------------------------------------------------------------     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand ..................................................     $  43,895      $  43,539
      Interest bearing - NOW .......................................................        17,853         24,741
      Savings and money market .....................................................        83,240         66,466
      Certificates of deposit, under $100,000 ......................................        48,965         47,894
      Certificates of deposit, $100,000 and over ...................................        31,202         38,488
------------------------------------------------------------------------------------     ---------      ---------
                Total deposits                                                             225,155        221,128
------------------------------------------------------------------------------------     ---------      ---------

Short-term borrowings ..............................................................          --            1,600
Accrued interest payable ...........................................................           714          1,334
Other liabilities ..................................................................           467            433
------------------------------------------------------------------------------------     ---------      ---------
                Total liabilities                                                          226,336        224,495
------------------------------------------------------------------------------------     ---------      ---------

Stockholders' equity
      Common stock - authorized 10,000,000 shares of
            no par value;  issued and outstanding, net of treasury
            shares, 2,014,729 at March 31, 2002 and December
            31, 2001 ...............................................................        23,147         23,147
      Accumulated deficit ..........................................................        (1,336)        (1,889)
      Accumulated other comprehensive income .......................................           (44)           248
      Treasury stock, 22,357 shares, at cost .......................................          (363)          (363)
------------------------------------------------------------------------------------     ---------      ---------
                Total stockholders' equity                                                  21,404         21,143
------------------------------------------------------------------------------------     ---------      ---------

                Total Liabilities and Stockholder's Equity                               $ 247,740      $ 245,638
------------------------------------------------------------------------------------     =========      =========


      See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                 2002              2001
                                                               ---------------------------
                                                       (Dollars in thousands, except per share data)
INTEREST INCOME
     Loans, including Fees .........................            $2,792            $2,726
     Federal funds sold ............................                 2               200
     Investment securities - taxable ...............               962               543
----------------------------------------------------            ------            ------
                Total interest income ..............             3,756             3,469
----------------------------------------------------            ------            ------

INTEREST EXPENSE
     Interest bearing - NOW ........................                42                62
     Savings and money market ......................               398               534
     Certificates of deposit .......................               811               936
     Short-term borrowings .........................                29              --
----------------------------------------------------            ------            ------
                Total interest expense .............             1,280             1,532
----------------------------------------------------            ------            ------
                Net interest income ................             2,476             1,937
Provision for loan losses ..........................                90               146
----------------------------------------------------            ------            ------
                Net interest income after provision
                     for loan losses ...............             2,386             1,791
----------------------------------------------------            ------            ------

Non-interest income:
     Service fees on deposit accounts ..............                96               102
     Service fees on loans .........................               136               186
     Other fees and commissions ....................               154                70
----------------------------------------------------            ------            ------
                Total non-interest income ..........               386               358
----------------------------------------------------            ------            ------

Non-interest expense:
     Salaries and wages ............................               795               649
     Employee benefits .............................               134               103
     Occupancy expense .............................               160               122
     Depreciation - occupancy, furniture & equipment               217               146
     Other .........................................               621               603
----------------------------------------------------            ------            ------
                Total non-interest expense .........             1,927             1,623
----------------------------------------------------            ------            ------

                Income before income taxes .........               845               526
Income tax expense .................................               292               192
----------------------------------------------------            ------            ------
                Net Income .........................            $  553            $  334
----------------------------------------------------            ======            ======

Per Common Share:
     Net income - basic ............................            $ 0.26            $ 0.16
     Net income - diluted ..........................            $ 0.25            $ 0.16

Weighted average shares outstanding (in thousands):
     Basic .........................................             2,115             2,116
     Diluted .......................................             2,193             2,143


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                        Accumulated
                                                                                           Other                          Total
                                                    Common     Treasury   Accumulated  Comprehensive   Comprehensive   Stockholders'
                                                    Stock       Stock       Deficit        Income         Income          Equity
                                                   -------     --------    ---------    -----------   --------------   -------------
                                                                                   (Dollars in thousands)

Balance December 31, 2001 ...................      $23,147    $  (363)      $(1,889)        $ 248                       $ 21,143
                                                   -------    -------       -------         -----                        --------

Comprehensive Income:
      Net Income ............................           --         --           553            --         $    553            553
      Decrease in unrealized holding
          gains on securities, net...........           --         --            --          (292)            (292)          (292)
                                                                                                          --------       --------

Total Comprehensive Income ..................           --         --            --            --         $    261
                                                   -------    -------      --------      --------         ========


Balance, March 31, 2002 (Unaudited) .........      $23,147    $  (363)      $(1,336)     $    (44)                       $ 21,404
                                                   =======    =======       =======      ========                        ========


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                             Three Months Ended March 31,
                                                                            ------------------------------
                                                                                2002           2001
                                                                              --------       --------
                                                                               (Dollars in thousands)
Cash flows from operating activities:
        Net income .....................................................      $    553       $    334
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization .........................           217            146
                 Provision for loan losses .............................            90            146
                 Accretion of investment discount ......................            (9)           (55)
                 Amortization of investment premium ....................             2              8
                 (Increase) decrease in accrued interest receivable.....          (151)           475
                 (Increase) decrease other assets ......................           (78)           224
                 (Decrease) increase in accrued interest payable .......          (620)            21
                 Increase in other liabilities .........................            34             97
                                                                              --------       --------
                       Net cash provided by operating activities .......            38          1,396
                                                                              --------       --------

Cash flows from investing activities:
        Purchases of investment securities available-for-sale ..........        (3,069)          (532)
        Proceeds from maturities and calls of investment securities ....        13,930         27,430
        Net increase in loans made to customers ........................       (10,921)       (11,065)
        Purchases of premises and equipment ............................          (271)          (637)
                                                                              --------       --------
                       Net cash used in investing activities ...........          (331)        15,196
                                                                              --------       --------

Cash flows from financing activities:
        Net increase in demand deposits and savings accounts ...........        10,242          4,101
        Net (decrease) increase in certificates of deposit .............        (6,215)         5,858
        Decrease in short-term borrowings ..............................        (1,600)            --
                                                                              --------       --------
                       Net cash provided by financing activities .......         2,427          9,959
                                                                              --------       --------

Net increase (decrease) in cash and cash equivalents ...................         2,134         26,551
Cash and cash equivalents as of beginning of year ......................         9,342          9,624
                                                                              --------       --------

Cash and cash equivalents as of end of period ..........................      $ 11,476       $ 36,175
                                                                              --------       ========


Supplemental disclosures of cash flow information:
        Cash paid during the period for interest .......................      $  1,900       $  1,511
        Cash paid during the period for income taxes ...................      $    100       $     74



     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have an impact on the Company's consolidated financial position or results of operations.

NOTE D - STOCK DIVIDEND

On April 9, 2002 the Company's Board of Directors approved a 5% stock dividend payable May 15, 2002 to shareholders of record as of April 23, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.



NOTE E - SUBSEQUENT EVENT

     Subsequent to the close of the first quarter. In May of 2002, the Company received oral notice from the principals of a Borrower that the Borrower expected to be unable to comply with the payment terms of Its loan agreements with the Company. The Company has sold participatlon interests in these credit facilities to several other financial institutions. At May 10, 2002, the Company holds $2.4 million in direct obligations from this borrower, and acts as agent for $11.9 million in non-recourse participations. All loans are secured by payment bonds issued by a surety company unrelated to the borrower. The Company has notified the bond issuer of these developments, and is continuing to investigate and review this situation.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 2002 and December 31, 2001 (Dollars in thousands).


                                                                March 31, 2002 (Unaudited)
                                                    ----------------------------------------------------
                                                                     Gross        Gross
                                                     Amortized     Unrealized   Unrealized        Fair
                                                       Cost          Gains        Losses         Value
                                                    -----------   ----------   -----------    -----------
Securities available-for-sale:
       U.S. Government and agency securities....      $56,458       $  235       $   (305)      $56,388
       Other securities ........................          513           --             --           513
                                                      -------        -----       --------       -------
                                                      $56,971        $ 235       $   (305)      $56,901
                                                      =======        =====       ========       =======
Securities held-to-maturity:
       U.S. Government and agency securities ...      $11,500        $  --       $   (173)      $11,327
       Other securities ........................        1,035           35             --         1,070
                                                      -------        -----       --------       -------
                                                      $12,535        $  35       $   (173)      $12,397
                                                      =======        =====       ========       =======


                                                                 December 31, 2001
                                                ----------------------------------------------------
                                                                Gross        Gross
                                                 Amortized    Unrealized   Unrealized       Fair
                                                   Cost         Gains        Losses         Value
                                                -----------   ----------   -----------   -----------
Securities available-for-sale:
       U.S. Government and agency securities      $64,569        $ 510       $   (120)      $64,959
       Other securities ....................          480           --             --           480
                                                  -------        -----       --------       -------
                                                  $65,049        $ 510       $   (120)      $65,439
                                                  =======        =====       ========       =======
Securities held-to-maturity:
       U.S. Government and agency securities      $14,275        $   6       $   (145)      $14,136
       Other securities ....................        1,035           46             --         1,081
                                                  -------        -----       --------       -------
                                                  $15,310        $  52       $   (145)      $15,217
                                                  =======        =====       ========       =======



The following table sets forth as of March 31, 2002 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                  Available-for-sale           Held-to-maturity
                                                ------------------------   -------------------------
                                                 Amortized       Fair        Amortized       Fair
                                                    Cost         Value         Cost         Value
                                                -----------   ----------   -----------   -----------
       Due in one year or less ..............      $    --      $    --      $   535      $   535
       Due after one year through five years        56,458       56,388       11,500       11,327
       Due after five years through ten years           --           --          500          535
       Due after ten years ..................          513          513           --           --
                                                   -------      -------      -------      -------
                                                   $56,971      $56,901      $12,535      $12,397
                                                   =======      =======      =======      =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE G - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 2002 and December 31, 2001 (Dollars in thousands).


                                                          Loan Portfolio By Type of Loan
                                                ----------------------------------------------------
                                                    March 31, 2002
                                                      (Unaudited)             December 31, 2001
                                                ------------------------   -------------------------
                                                  Amount       Percent       Amount       Percent
                                                -----------   ----------   -----------   -----------
       Commercial and industrial loans......     $ 27,833       17.56%      $ 25,736        17.44%
       Commercial mortgage loans ...........       77,094       48.63%        74,258        50.31%
       Residential mortgages ...............        7,830        4.94%         6,970         4.72%
       Construction loans ..................       26,683       16.83%        21,962        14.88%
       Consumer loans ......................       19,055       12.02%        18,559        12.57%
       Other loans .........................           28        0.02%           118         0.08%
                                                 --------       ------      --------       ------

                                                 $158,523      100.00%      $147,603       100.00%
                                                 ========      ======       ========       ======


The following table represents the activity in the allowance for loan losses for the three month periods ended March 31, 2002 and 2001 and the year ended December 31, 2001 (Dollars in thousands).


                                                              Allowance For Loan Losses
                                                        --------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                              (Unaudited)          Year Ended
                                                        ------------------------   December 31,
                                                           2002          2001          2001
                                                        -----------   ----------   -----------

       Balance - beginning of period ...............      $ 1,964        $1,584       $ 1,584
       Charge-offs .................................           (1)           --            (6)
       Provision for loan losses ...................           90           146           386
                                                          -------        ------       -------

       Balance - end of period .....................      $ 2,053        $1,730       $ 1,964
                                                          =======        ======       =======
       Balance of Allowance at period-end as a %
           of loans at period-end ..................         1.30%         1.30%         1.33%
                                                          =======        ======       =======


COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations


This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at March 31, 2002 increased by $2.1 million, or 0.9%, to $247.7 million compared to $245.6 million at December 31, 2001. Total assets averaged $250.0 million in the first three months of 2002, a $46.8 million, or 23.0%, increase from the 2001 full year average of $203.2 million. Average loans increased $14.2 million, or 10.3%, to $152.7 million in the first three months of 2002, from the 2001 full year average of $138.5 million. Average investment securities increased by $40.0 million, or 97.6%, to $81.0 million; average Federal funds sold decreased by $10.2 million, or 95.3%, to $0.5 million; the average of all other assets increased by $2.9 million, or 19.6%, to $17.7 million; and the loan loss reserve average increased $0.2 million, or 11.1%, to $2.0 million during the first three months of 2002 compared to the full year 2001 averages.

These increases in average assets were funded primarily by a $40.6 million, or 22.6%, increase in average deposits, as average deposits for the first three months of 2002 increased to $220.4 million from the full year 2001 average of $179.8 million. Increases in average assets were further funded by a $5.1 million, or 463.6%, increase in average short-term borrowings, as average short-term borrowings for the first three months of 2002 increased to $6.2 million from the full year 2001 average of $1.1 million.


Lending Activity
----------------

Total loans at March 31, 2002 were $158.5 million, a 7.4%, or $10.9 million increase from December 31, 2001. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $2.8 million in commercial mortgage loans, $4.7 million in construction loans, $2.1 million in commercial and industrial loans, $0.5 million in consumer and other loans and $0.8 million in residential mortgage loans.

The 7.4% increase in loans at March 31, 2002 compared to December 31, 2001 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Further enhancing loan growth has been our desire to provide quality customer service. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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


Allowance for Loan Losses
-------------------------

The allowance for loan losses was $2.1 million, or 1.30% of total loans, at March 31, 2002 compared to $2.0 million, or 1.30% of total loans, at December 31, 2001. At March 31, 2002 and December 31, 2001, we had no non-performing loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including the continued growth of our loan portfolio and our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio.

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


Investment Securities Activity
------------------------------

Investment securities decreased by $11.3 million, or 14.0%, to $69.4 million at March 31, 2002 compared to $80.7 million at December 31, 2001. During the last three quarters of 2001, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities starting within the second quarter of 2001 and projected through 2002. During the first three months of 2002, forecasted maturities and calls of $13.9 million in investment securities were used to fund loan growth amounting to $10.9 million and additional purchases of investment securities of $3.1 million.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 2002, investment securities of $56.9 million, or 82.0% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $12.5 million, or 18.0% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of four years or less and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits
--------

Deposits are our primary source of funds. Total deposits increased by $4.1 million, or 1.9%, to $225.2 million at March 31, 2002 compared to $221.1 million at December 31, 2001. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits and savings accounts increased by $10.2 million, while higher costing certificates of deposit decreased by $6.2 million.

Average total deposits increased by $40.6 million, or 22.6%, to $220.4 million for the three months ended March 31, 2002 compared to the 2001 full year average of $179.8 million. Changes in the deposit mix averages for the three months ended March 31 2002 compared to the 2001 full year averages include a $19.7 million, or 38.6%, increase in savings deposits; a $1.1 million, or 5.9%, decrease in NOW account deposits; a $16.8 million, or 25.3%, increase in time deposits; a $0.4 million, or 6.2%, increase in money market deposits; and a $4.8 million, or 13.2%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $76.0 million at March 31, 2002, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity
---------

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 4.6% and 3.8% of our total assets at March 31, 2002 and December 31, 2001, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at March 31, 2002 was increased targeted deposit products and proceeds from maturities and calls of investment securities. Deposit increases amounted to $4.1 million for the three months ended March 31, 2002 and proceeds from maturities and calls of investment securities amounted to $13.9 million. During the first three months of 2002, we utilized deposit growth and liquid assets as funding sources for increased loans made to customers amounting to $10.9 million and securities purchases amounting to $3.1 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at March 31, 2002 amounted to $56.9 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing line term line of $21.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of March 31, 2002, we had no borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.



Capital Resources
-----------------

Stockholder's equity increased by $261 thousand at March 31, 2002 compared to December 31, 2001. The changes in stockholders' equity during the three months ended March 31, 2002 were comprised of an increase from net income of $553 thousand which was partially off-set by a decrease of $292 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio.

Our  regulators,  the Board of Governors of the Federal  Reserve  System  (which
regulates  bank  holding   companies),   and  the  Federal   Deposit   Insurance
Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 2002 as well as the regulatory required minimum and "well capitalized" capital ratios:


                                  March 31, 2002             Regulatory Requirement
                                  --------------             ----------------------
                               Company        Bank       Minimum         "Well Capitalized"
                               -------        ----       -------         ------------------
Risk-based Capital:
Tier I capital ratio...........11.84%        11.84%       4.00%                 6.00%

Total capital ratio............12.97%        12.98%       8.00%                10.00%


Leverage ratio................  8.58%         8.58%     3.00%-5.00%       5.00% or greater


In addition, pursuant to the order of the New Jersey Department of Banking and Insurance approving the Bank's charter, as amended during April, 2001, for its first five years of operation, the Bank is required to maintain a ratio of equity to total assets of at least 8.00%. As of March 31, 2002 the Bank's ratio of equity capital to total assets was 8.66%. The Bank will have been in operation for five years in May 2002.

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





RESULTS OF OPERATIONS for the three months ended March 31, 2002 compared to the three months ended March 31, 2001

Net Income
----------

For the three months ended March 31, 2002, we earned $553 thousand compared to $334 thousand in net income for the same period last year. Basic and diluted net income per share for the three months ended March 31, 2002 was $0.26 and $0.25, respectively, compared to basic and diluted net income per share of $0.16 for the same prior year period. The increase in net income was primarily due to a $539 thousand, or 27.8%, increase in net interest income, a $28 thousand, or 7.8%, increase in non-interest income and a reduction in loan loss provision of $56 thousand, or 38.4%. These items were partially offset by a $304 thousand, or 18.7% increase in non-interest expenses, and a $100 thousand, or 52.1% increase in tax expense.

Net Interest Income
-------------------

Net interest income increased $539 thousand, or 27.8%, to $2.5 million for the three months ended March 31, 2002 from $1.9 million for the same prior year period. The increase in net interest income was due primarily to volume increases as average interest earning assets, net of average interest bearing liabilities, increased by $5.9 million, or 13.8%, for the first three months of 2002 compared to the same prior year period.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended March 31, 2002 decreased to 4.29% compared to 4.50% for the same prior year period. The decrease in net interest margin of 21 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 147.4% to $81.0 million from $32.8 million. The relatively consistent net interest margin resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.75%.

Interest income increased $0.3 million, or 8.6%, to $3.8 million for the three months ended March 31, 2002 compared to $3.5 million for the same period in 2001. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $0.6 million and volume related increases in income of $0.8 million in investment securities and was off-set by a reduction in Federal funds sold income of $0.2 million, as our growth resulted in an increase in average earning assets of $59.8 million, or 34.3%, to $234.2 million for the three months ended March 31, 2002 compared to $174.4 million for the same period in 2001.

In addition to the volume related net increase, total interest income decreased by $0.9 million from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2001.

Interest expense for the first three months of 2002 decreased $0.2 million, or 13.3%, compared to the same prior year period. The decrease in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $0.8 million of the expense decrease, and was partially offset by $0.6 million attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                               Three Months Ended                  Three Months Ended
                                                                 March 31, 2002                      March 31, 2001
                                                      -------------------------------------   -------------------------------------
                                                       Average       Interest      Average     Average       Interest      Average
                                                       Balance    Income/Expense    Rate       Balance    Income/Expense    Rate
                                                      ---------   -------------------------   ---------   -------------------------
                                                                             (In thousands, except percentages)

ASSETS
Interest Earning Assets:
       Federal Funds Sold ..........................  $     456      $       2      1.93%     $  15,094      $     200      5.37%
       Investment Securities .......................     81,043            962      4.75%        32,754            543      6.63%
       Loans (net of unearned income) (1) (2) ......    152,719          2,792      7.41%       126,558          2,726      8.74%
                                                      ---------      ---------                ---------       --------

              Total Interest Earning Assets ........    234,218          3,756      6.50%       174,406          3,469      8.07%
                                                      ---------      ---------                ---------       --------

Non-Interest Earning Assets:
       Loan Loss Reserve ...........................     (1,978)                                 (1,626)
       All Other Assets ............................     17,713                                  12,453
                                                      ---------                               ---------

              Total Assets .........................  $ 249,953                               $ 185,233
                                                      =========                               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
       NOW Deposits ................................  $  18,432             42      0.93%     $  15,239             62      1.65%
       Savings Deposits ............................     70,712            360      2.06%        47,086            432      3.72%
       Money Market Deposits .......................      6,894             38      2.26%         9,927            102      4.17%
       Time Deposits ...............................     83,245            811      3.95%        59,378            936      6.39%
       Short-term Borrowings .......................      6,201             29      1.90%            --             --      0.00%
                                                      ---------      ---------                ---------       --------

              Total Interest Bearing Liabilities....    185,484        1,280        2.80%       131,630          1,532      4.72%
                                                      ---------      ---------                ---------       --------

Non-Interest Bearing Liabilities:
       Demand Deposits .............................     41,136                                                 31,765
       Other Liabilities ...........................      1,859                                                  2,186
                                                      ---------                                               --------

              Total Non-Interest Bearing Liabilities     42,995                                                 33,951
                                                      ---------                                               --------

Stockholders' Equity ...............................     21,474                                  19,652
                                                      ---------                               ---------

              Total Liabilities and Stockholders'
              Equity ...............................  $ 249,953                               $ 185,233
                                                      =========                               =========

NET INTEREST INCOME ................................                 $   2,476                               $   1,937
                                                                     =========                               =========

NET INTEREST SPREAD (3) ............................                                3.70%                                   3.35%

NET INTEREST MARGIN (4) ............................                                4.29%                                   4.50%




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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME



                                                    Three Months Ended March 31, 2002
                                               Compared to Three Months Ended March 31, 2001
                                              -------------------------------------------------
                                                        Increase (Decrease) Due To
                                              -------------------------------------------------
                                              Volume           Rate        Time           Net
                                              --------      --------     --------      --------
                                                                 (In thousands)
Interest Earned On:
       Federal Funds Sold ..............      $  (194)      $    (4)      $    --      $  (198)
       Investment Securities ...........          801          (382)           --          419
       Loans (net of unearned income) ..          563          (497)           --           66
                                              -------       -------       -------      -------

              Total Interest Incomennnnn        1,170          (883)           --          287
                                              -------       -------       -------      -------

Interest Paid On:
       NOW Deposits ....................           13           (33)           --          (20)
       Savings Deposits ................          217          (289)           --          (72)
       Money Market Deposits ...........          (31)          (33)           --          (64)
       Time Deposits ...................          376          (501)           --         (125)
       Short-term Borrowings ...........           29            --            --           29
                                              -------       -------       -------      -------

              Total Interest Expense ...          604          (856)           --         (252)
                                              -------       -------       -------      -------

              Net Interest Income ......      $  .566       $   (27)      $    --      $   539
                                              =======       =======       =======      =======


Provision for Loan Losses
-------------------------

The provision for loan losses decreased to $90 thousand for the first three months of 2002 compared to a provision of $146 thousand for the same period in 2001. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. Although we had no non-accrual loans at March 31, 2002, we established provisions for loan losses to create an adequate allowance based on our analysis of the loan portfolio and growth experienced over the periods, as well as the risks inherent in the lending function and current economic conditions. The allowance for loan losses totaled $2.1 million, or 1.30% of total loans, at March 31, 2002.


Non-Interest Income
-------------------

Total non-interest income was $386 thousand for the first three months of 2002 compared to $358 thousand for the first three months of 2001, an increase of $28 thousand, or 7.8%. The increase was attributable primarily to the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $1.9 million for the three months ended March 31, 2002, an increase of $0.3 million, or 18.8%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $177 thousand, or 23.5%, and reflected increases in the number of employees from 79 full-time equivalents for the period ended March 31, 2001 to 94 full-time equivalents for the period ended March 31, 2002. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey and Shrewsbury, New Jersey branches.

Occupancy and depreciation expenses increased $109 thousand, or 40.7%, for the first three months of 2002 compared to the same period in 2001. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $18 thousand, or 3.0%, for the first three months of 2002 compared to the first three months of 2001. The increase was attributable to increased other expenses resulting from our continued growth. In addition, 2001 expenses were increased by $70 thousand due to systems related conversion costs as we prepared for a bank-wide operating systems conversion which was successfully completed during July, 2001.



Income Tax Expense
------------------

For the three months ended March 31, 2002, we recognized $292 thousand in income tax expense compared to $192 thousand in income tax expense during the first three months of 2001. The effective tax rate for the first three months of 2002 was 34.6% compared to 36.5% for the same period during 2001.

Return on  Average Assets and Average Equity
--------------------------------------------

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended March 31, 2002, our ROA was 0.90% compared to 0.74% for the year ended December 31, 2001. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 10.45% for the three months ended March 31, 2002, compared to 7.45% for the year ended December 31, 2001.

PART II.   OTHER INFORMATION
--------   -----------------


Item 1.    Legal Proceedings
-------    -----------------
           The Bank is periodically involved in various legal proceedings as a normal incident to its business. In the opinion of management, no material loss is expected from any such pending lawsuit.


Item 2.    Changes in Securities
-------    ---------------------
           Not Applicable.


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------
           Not Applicable.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
           Not Applicable.


Item 5.    Other Information
-------    -----------------
           Subsequent to the close of the first quarter. In May of 2002, the Company received oral notice from the principals of a Borrower that the Borrower expected to be unable to comply with the payment terms of Its loan agreements with the Company. The Company has sold participatlon interests in these credit facilities to several other financial institutions. At May 10, 2002, the Company holds $2.4 million in direct obligations from this borrower, and acts as agent for $11.9 million in non-recourse participations. All loans are secured by payment bonds issued by a surety company unrelated to the borrower. The Company has notified the bond issuer of these developments, and is continuing to investigate and review this situation.



Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
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






Date: May 7, 2002           By:  /s/ Robert D. O'Donnell
      ------------               -----------------------
                                 ROBERT D. O'DONNELL
                                 President and Chief Executive Officer






                            By:   /s/ Michael Bis
                                  ---------------
                                  MICHAEL BIS
                                  Sr. Vice President and Chief Financial Officer