Form 10QSB
period 2002-06-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2002-08-14
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended              June 30, 2002
                                                     -------------

   [ ]   Transition report under Section 13 or 15 (d) of the Exchange Act


         For the transition period from ___________ to ___________



                        Commission file number 000-26587
                                               ---------


                         COMMUNITY BANCORP OF NEW JERSEY
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                 22-3666589
 --------------------------------------     ------------------------------------
    (State or other jurisdiction of
    incorporation or organization)          (I.R.S. Employer Identification No.)


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


                    Yes [X]                    No [ ]



  Common Stock, No Par Value-2,115,237 shares outstanding as of August 9, 2002
  ----------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.  FINANCIAL INFORMATION                                             PAGE NO.
-------  ---------------------                                             --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at June 30, 2002
         (Unaudited) and December 31, 2001                                       3

         Consolidated Condensed Statements of Income for the three and six
         months ended June 30, 2002 and 2001 (Unaudited)                         4

         Consolidated Condensed Statement of Changes in Stockholders'            5
         Equity at June 30, 2002 (Unaudited)

         Consolidated Condensed Statements of Cash Flows for the six
         months ended June 30, 2002 and 2001 (Unaudited)                         6

         Notes to Consolidated Condensed Financial Statements (Unaudited)   7 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11 - 23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      24

Item 2.  Changes in Securities and Use of Proceeds                              24

Item 3.  Defaults Upon Senior Securities                                        24

Item 4.  Submission of Matters to a Vote of Security Holders                    24

Item 5.  Other Information                                                      24

Item 6.  Exhibits and Reports on Form 8-K
                  a.  Exhibits - CERTIFICATION                                  25
                  b.  Reports on Form 8-K - None                                24


SIGNATURES                                                                      26

                                      2

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                             June 30,
                                                                                        2002       December 31,
                                                                                    (Unaudited)        2001
                                                                                    -----------        ----
ASSETS                                                                                (Dollars in thousands)
Cash and cash equivalents:
      Cash and due from banks .................................................      $ .13,343       $   9,342
      Federal funds sold ......................................................             --              --
                                                                                     ---------       ---------
                Total cash and cash equivalents                                         13,343           9,342
                                                                                     ---------       ---------

Investment securities available-for-sale ......................................        77,324.          65,439
Investment securities held-to-maturity (fair value of $9,646 at
      June 30, 2002 and $15,217 at December 31, 2001) .........................          9,535          15,310

Loans receivable ..............................................................        171,819         147,603
Allowance for loan loss .......................................................         (2,648)         (1,964)
                                                                                     ---------       ---------
                Net loans receivable                                                   169,171         145,639
                                                                                     ---------       ---------

Premises and equipment, net ...................................................          6,277           6,335
Accrued interest receivable ...................................................          1,603           1,457
Other assets ..................................................................          2,215           2,116
                                                                                     ---------       ---------
                Total Assets                                                         $ 279,468       $ 245,638
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand .............................................      $  44,978       $  43,539
      Interest bearing - NOW ..................................................         27,149          24,741
      Savings and money market ................................................         91,093          66,466
      Certificates of deposit, under $100,000 .................................         50,334          47,894
      Certificates of deposit, $100,000 and over ..............................         28,958          38,488
                                                                                     ---------       ---------
               Total deposits                                                         242,512         221,128
                                                                                     ---------       ---------

Short-term borrowings .........................................................         14,300           1,600
Accrued interest payable ......................................................            274           1,334
Other liabilities .............................................................            268             433
                                                                                     ---------       ---------
                Total liabilities                                                      257,354         224,495
                                                                                     ---------       ---------

Stockholders' equity
      Commonstock - authorized 10,000,000 shares of no par value; issued and outstanding, net of treasury shares, 2,115,237 at June 30, 2002 and
            December
            31, 2001 ..........................................................         25,509          23,147
      Accumulated deficit .....................................................         (3,552          (1,889)
      Accumulated other comprehensive income ..................................            520             248
      Treasury stock, 22,357 shares, at cost ..................................           (363)           (363)
                Total stockholders' equity                                              22,114          21,143
                                                                                     ---------       ---------
                Total Liabilities and Stockholder's Equity                           $ 279,468       $ 245,638
                                                                                     =========       =========


     See accompanying notes to consolidated condensed financial statements.

                       COMMUNITY BANCORP OF NEW JERSEY
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                       ------------------                 ----------------
                                                                            June 30,                          June 30,
                                                                            --------                          --------
                                                                     2002             2001              2002            2001
                                                                     ----             ----              ----            ----
                                                                          (Dollars in thousands, except per share data)

INTEREST INCOME
  Loans, including Fees ..........................................   $2,889           $2,847           $5,681           $5,573
  Federal funds sold .............................................        3              262                5              462
  Investment securities ..........................................      963              296            1,925              839
                                                                     ------           ------           ------           ------
            Total interest income                                     3,855            3,405            7,611            6,874
                                                                     ------           ------           ------           ------

INTEREST EXPENSE
  Interest bearing - NOW .......................................         50               68               92              130
  Savings and money market .....................................        443              410              841              944
  Certificates of deposit ......................................        704              893            1,515            1,829
  Short-term borrowings ........................................         30               --               59               --
                                                                     ------           ------           ------           ------
            Total interest expense .............................      1,227            1,371            2,507            2,903
                                                                     ------           ------           ------           ------
            Net interest income ................................      2,628            2,034            5,104            3,971
Provision for loan losses.......................................        595              100              685              246
                                                                     ------           ------           ------           ------
            Net interest income after provision
                  for loan losses                                     2,033            1,934            4,419            3,725
                                                                     ------           ------           ------           ------

Non-interest income:
  Service fees on deposit accounts .............................        109               94              205              196
  Service fees on loans ........................................         96              215              232              401
  Other fees and commissions ...................................        104               67              258              137
                                                                     ------           ------           ------           ------
            Total non-interest income                                   309              376              695              734
                                                                     ------           ------           ------           ------
Non interest expense:
  Salaries and wages ...........................................       837               729            1,632            1,378
  Employee benefits ............................................       149               113              283              216
  Occupancy expense ............................................       184               122              344              244
  Depreciation - occupancy, furniture & equipment ..............       220               146              437              292
  Other ........................................................       717               658            1,338            1,261
                                                                     ------           ------           ------           ------
            Total non-interest expense                                2,107            1,768            4,034            3,391
                                                                     ------           ------           ------           ------
            Income before income taxes .........................        235              542            1,080            1,068
Income tax expense..............................................         84              195              376              387
                                                                     ------           ------           ------           ------
            Net Income                                               $  151           $  347           $  704           $  681
                                                                     ======           ======           ======           ======
Per Common Share
  Net income - basic ...........................................     $ 0.07           .$0.16           $ 0.33           $ 0.32
  Net income - diluted .........................................     $ 0.07            $0.16           $ 0.32           $ 0.32

Weighted average shares outstanding (in thousands)
  Basic ........................................................      2,115            2,115            2,115            2,115
  Diluted ......................................................      2,228            2,163            2,210            2,153



     See accompanying notes to consolidated condensed financial statements.


                                        COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Accumulated
                                                                          (1)           Other                            Total
                                               Common      Treasury   Accumulated   Comprehensive    Comprehensive    Stockholders'
                                                Stock        Stock      Deficit         Income          Income           Equity
                                             ----------   ----------  ------------  -------------    --------------   -------------
                                                                                (Dollars in thousands)
Balance December 31, 2001 ................    $ 23,147    $   (363)    $ (1,889)      $    248                           $ 21,143

5% stock dividend (100,508 shares) .......       2,362          --       (2,362)            --                                 --
Cash in lieu of fractional shares ........          --          --           (5)            --                                 (5)


Comprehensive Income:
      Net Income .........................          --          --          704             --          $    704              704
      Increase in unrealized holding
          gains on securities, net .......          --          --           --            272               272              272
                                                                                                        --------         --------

Total Comprehensive Income ...............          --          --           --             --          $    976
                                              --------    --------     --------       --------          --------         ========


Balance, June 30, 2002 (Unaudited) .......    $ 25,509    $   (363)    $ (3,552)      $    520                           $ 22,114
                                              ========    ========     ========       ========                           ========


(1) Includes accumulated charges for stock dividends of $5,822 and $3,455 at June 30, 2002 and December 31, 2001, respectively.



     See accompanying notes to consolidated condensed financial statements.


                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                           2002           2001
                                                                         --------       --------
                                                                           (Dollars in thousands)
Cash flows from operating activities:
        Net income ................................................      $    704       $    681
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization ....................           437            292
                 Provision for loan losses ........................           685            246
                 Accretion of investment discount .................           (11)           (71)
                 Amortization of investment premium ...............             6             13
                 (Increase) decrease in accrued interest receivable          (146)           506
                 (Increase) decrease other assets .................          (253)           207
                 (Decrease) increase in accrued interest payable ..        (1,060)           394
                 (Decrease) increase in other liabilities .........          (165)           294
-------------------------------------------------------------------      --------       --------

                       Net cash provided by operating activities ..           197          2,562
-------------------------------------------------------------------      --------       --------

Cash flows from investing activities:
        Purchases of investment securities available-for-sale .....       (30,208)       (29,288)
        Proceeds from maturities and calls of investment securities        24,529         38,980
        Net increase in loans made to customers ...................       (24,217)       (18,200)
        Purchases of premises and equipment .......................          (379)        (1,296)
-------------------------------------------------------------------      --------       --------

                       Net cash used in investing activities ......       (30,275)        (9,804)
-------------------------------------------------------------------      --------       --------

Cash flows from financing activities:
        Net increase in demand deposits and savings accounts ......        28,474         21,938
        Net (decrease) increase in certificates of deposit ........        (7,090)         8,751
        Stock dividend - cash paid in lieu of fractional shares ...            (5)            (3)
        Increase in short-term borrowings .........................        12,700             --
-------------------------------------------------------------------      --------       --------

                       Net cash provided by financing activities ..        34,079         30,686
-------------------------------------------------------------------      --------       --------

Net increase (decrease) in cash and cash equivalents ..............         4,001         23,444
Cash and cash equivalents as of beginning of year .................         9,342          9,624
-------------------------------------------------------------------      --------       --------

Cash and cash equivalents as of end of period .....................      $ 13,343       $ 33,068
-------------------------------------------------------------------      ========       ========


Supplemental disclosures of cash flow information:
        Cash paid during the period for interest ..................      $  3,567       $  2,509
        Cash paid during the period for income taxes ..............      $    694       $    545


     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

NOTE C - STOCK DIVIDEND

On April 9, 2002 the Company's Board of Directors approved a 5% stock dividend payable May 15, 2002 to shareholders of record as of April 23, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE D - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 2002 and December 31, 2001 (Dollars in thousands).

                                                                       June 30, 2002 (Unaudited)
                                                         -------------------------------------------------------
                                                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized        Fair
                                                           Cost           Gains           Losses          Value
                                                         -------         -------         -------         -------
Securities available-for-sale:
        U.S. Government and agency securities...         $75,698         $   816         $    --         $76,514
        Other securities .......................             810              --              --             810
                                                         -------         -------         -------         -------
                                                         $76,508         $   816         $    --         $77,324
                                                         =======         =======         =======         =======
Securities held-to-maturity:
        U.S. Government and agency securities ..         $ 8,500         $    60         $    --         $ 8,560
        Other securities .......................           1,035              51              --           1,086
                                                         -------         -------         -------         -------
                                                         $ 9,535         $   111         $    --         $ 9,646
                                                         =======         =======         =======         =======


                                                                            December 31, 2001
                                                         -------------------------------------------------------
                                                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized        Fair
                                                           Cost           Gains           Losses          Value
                                                         -------         -------         -------         -------
Securities available-for-sale:
        U.S. Government and agency securitiesvvv         $ 64,569         $    510       $   (120)       $ 64,959
        Other securities .......................              480               --             --             480
                                                         --------         --------       --------        --------
                                                         $ 65,049         $    510       $   (120)       $ 65,439
                                                         ========         ========       ========        ========
Securities held-to-maturity:
        U.S. Government and agency securities ..         $ 14,275         $      6       $   (145)       $ 14,136
        Other securities .......................            1,035               46             --           1,081
                                                         --------         --------       --------        --------
                                                         $ 15,310         $     52       $   (145)       $ 15,217
                                                         ========         ========       ========        ========


The following table sets forth as of June 30, 2002 the maturity distribution of the Company's investment portfolio (Dollars in thousands).


                                                            Available-for-sale             Held-to-maturity
                                                        -----------------------       -------------------------
                                                        Amortized          Fair        Amortized         Fair
                                                          Cost            Value           Cost           Value
                                                        -------         -------         -------         -------
      Due in one year or less .................         $    --         $    --         $   535         $   535
      Due after one year through five years....          75,698          76,514           8,500           8,560
      Due after five years through ten years ..              --              --             500             551
      Due after ten years .....................             810             810              --              --
                                                        -------         -------         -------         -------
                                                        $76,508         $77,324         $ 9,535         $ 9,646
                                                        =======         =======         =======         =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 2002 and December 31, 2001 (Dollars in thousands).

                                                              Loan Portfolio By Type of Loan
                                                   ---------------------------------------------------
                                                       June 30, 2002
                                                        (Unaudited)              December 31, 2001
                                                   --------------------      -------------------------
                                                    Amount      Percent        Amount        Percent
                                                   -------      -------       -------        -------
      Commercial and industrial loans.....         $31,240       18.18%       $25,736         17.44%
      Commercial mortgage loans ..........          84,367       49.10%        74,258         50.31%
      Residential mortgages ..............           7,161        4.17%         6,970          4.72%
      Construction loans .................          28,869       16.80%        21,962         14.88%
      Consumer loans .....................          20,137       11.72%        18,559         12.57%
      Other loans ........................              45        0.03%           118          0.08%
                                                  --------      ------       --------         ------
                                                  $171,819      100.00%      $147,603         100.00%
                                                  ========      ======       ========         ======

The following table represents the activity in the allowance for loan losses for the six month periods ended June 30, 2002 and 2001 and the year ended December 31, 2001 (Dollars in thousands).

                                                                     Allowance For Loan Losses
                                                           -----------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                                  (Unaudited)                Year Ended
                                                           -------------------------         December 31,
                                                             2002              2001              2001
                                                           -------           -------           -------
      Balance - beginning of period ..............         $ 1,964           $ 1,584           $ 1,584
      Charge-offs ................................              (1)               (3)               (6)
      Provision for loan losses ..................             685               246               386
                                                           -------           -------           -------

      Balance - end of period ....................         $ 2,648           $ 1,827           $ 1,964
                                                           =======           =======           =======
      Balance of Allowance at period-end as a %
          of loans at period-end .................            1.54%             1.30%             1.33%
                                                           =======           =======           =======

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the Company, and all its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

The allowance for loan loss is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The Company accounts for its impaired loans in accordance with SFAS No. 114. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rat, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at June 30, 2002 increased by $33.8 million, or 13.8%, to $279.5 million compared to $245.6 million at December 31, 2001. Total assets averaged $256.3 million in the first six months of 2002, a $53.1 million, or 26.1%, increase from the 2001 full year average of $203.2 million. Average loans increased $20.0 million, or 14.4%, to $158.5 million in the first six months of 2002, from the 2001 full year average of $138.5 million. Average investment securities increased by $40.4 million, or 98.5%, to $81.4 million; average Federal funds sold decreased by $10.1 million, or 94.4%, to $600 thousand; the average of all other assets increased by $3.1 million, or 20.9%, to $17.9 million; and the loan loss reserve average increased $242 thousand, or 11.1%, to $2.0 million during the first six months of 2002 compared to the full year 2001 averages.

These increases in average assets were funded primarily by a $47.2 million, or 26.3%, increase in average deposits, as average deposits for the first six months of 2002 increased to $227.0 million from the full year 2001 average of $179.8 million. Increases in average assets were further funded by a $5.1 million, or 463.6%, increase in average short-term borrowings, as average short-term borrowings for the first six months of 2002 increased to $6.2 million from the full year 2001 average of $1.1 million.


Lending Activity
----------------

Total loans at June 30, 2002 were $171.8 million, a 16.4%, or $24.2 million increase from December 31, 2001. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $10.1 million in commercial mortgage loans, $6.9 million in construction loans, $5.5 million in commercial and industrial loans, $1.5 million in consumer and other loans and $191 thousand in residential mortgage loans.

The 16.4% increase in loans at June 30, 2002 compared to December 31, 2001 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Further enhancing loan growth has been our desire to provide quality customer service. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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


Allowance for Loan Losses
-------------------------

The allowance for loan losses was $2.6 million, or 1.54% of total loans, at June 30, 2002 compared to $2.0 million, or 1.33% of total loans, at December 31, 2001. At June 30, 2002 we had $2.4 million in non-accrual loans compared to no non-accrual loans at December 31, 2001. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including the continued growth of our loan portfolio and our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio. During the second quarter, the Company placed $2.4 million of commercial loans issued to this borrower on non-accrual, and has subsequently been negotiating a settlement of these problem loans. Although no settlement has yet been finalized, based upon the current facts and circumstances regarding these loans, the Company added $480,000 to its loan loss reserve to fully cover anticipated losses on these credits. We also added $480,000 to our loan loss reserve at June 30, 2002 to fully cover anticipated losses associated with a series of credit facilities to a single borrower, an insurance premium financer.

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

Investment Securities Activity
------------------------------

Investment securities increased by $6.2 million, or 7.7%, to $86.9 million at June 30, 2002 compared to $80.7 million at December 31, 2001. During the last three quarters of 2001 and first two quarters of 2002, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities starting within the second quarter of 2001. During the first six months of 2002, forecasted maturities and calls of $24.5 million in investment securities were used to fund loan growth amounting to $24.2 million as loan demand increased and we utilized excess liquidity with additional purchases of investment securities of $30.2 million.

Management determines the appropriate classification of securities at the time of purchase. At June 30, 2002, investment securities of $77.3 million, or 89.0% of the total investment securities portfolio, were classified as available-for-sale and investment securities of $9.5 million, or 11.0% of the total investment securities portfolio, were classified as held-to-maturity. We had no investment securities classified as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of four years or less and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits
--------

Deposits are our primary source of funds. Total deposits increased by $21.4 million, or 9.7%, to $242.5 million at June 30, 2002 compared to $221.1 million at December 31, 2001. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits and savings accounts increased by $28.5 million, while higher costing certificates of deposit decreased by $7.1 million.

Average total deposits increased by $47.2 million, or 26.3%, to $227.0 million for the six months ended June 30, 2002 compared to the 2001 full year average of $179.8 million. Changes in the deposit mix averages for the six months ended June 30, 2002 compared to the 2001 full year averages include a $24.4 million, or 47.8%, increase in savings deposits; a $807 thousand, or 4.1%, decrease in NOW account deposits; a $15.8 million, or 23.8%, increase in time deposits; a $605 thousand, or 9.2%, increase in money market deposits; and a $7.3 million, or 20.1%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $83.7 million at June 30, 2002, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity
---------

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 4.8% and 3.8% of our total assets at June 30, 2002 and December 31, 2001, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at June 30, 2002 was increased targeted deposit products, proceeds from maturities and calls of investment securities, and to a lesser extent, short-term borrowed funds. Deposit increases amounted to $21.4 million for the six months ended June 30, 2002 and proceeds from maturities and calls of investment securities amounted to $24.5 million. These sources of funds were augmented with an increase of $12.7 million in short-term borrowings as of June 30, 2002. During the first six months of 2002, we utilized deposit growth, matured investment securities, and to a lesser extent, short-term borrowings as funding sources for increased loans made to customers amounting to $24.2 million and securities purchases amounting to $30.2 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at June 30, 2002 amounted to $77.3 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing line term line of $21.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of June 30, 2002, we had $14.3 million in short-term borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Capital Resources
-----------------

Stockholder's equity increased by $1.0 million at June 30, 2002 compared to December 31, 2001. The changes in stockholders' equity during the six months ended June 30, 2002 were comprised of an increase from net income of $704 thousand and an increase of $272 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio. These increases were partially off-set by a payment of $5 thousand of cash in lieu of fractional shares associated with our second quarter 5% stock dividend.

Our  regulators,  the Board of Governors of the Federal  Reserve  System  (which
regulates  bank  holding   companies),   and  the  Federal   Deposit   Insurance
Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 2002 as well as the regulatory required minimum and "well capitalized" capital ratios:


                                   June 30, 2002                   Regulatory Requirement
                                -------------------           --------------------------------
                                Company        Bank           Minimum       "Well Capitalized"
                                -------        ----           -------       ------------------
Risk-based Capital:
Tier I capital ratio........... 10.98%         10.99%          4.00%               6.00%
Total capital ratio............ 12.23%         12.24%          8.00%              10.00%

Leverage ratio.................. 8.22%          8.23%       3.00%-5.00%      5.00% or greater


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





RESULTS OF OPERATIONS for the six months ended June 30, 2002 compared to the six months ended June 30, 2001

Net Income
----------

For the six months ended June 30, 2002, we earned $704 thousand compared to $681 thousand in net income for the same period last year. Basic and diluted net income per share for the six months ended June 30, 2002 was $0.33 and $0.32, respectively, compared to basic and diluted net income per share of $0.32 for the same prior year period. The marginal increase in net income was primarily due to a $1.1 million, or 28.5%, increase in net interest income, an $11 thousand, or 2.8% reduction in income tax expense, and was partially offset by an increase in loan loss provision of $439 thousand, or 178.5%, a reduction in non-interest income of $39 thousand, or 5.3%, and increased non-interest expenses of $643 thousand, or 19.0%.

Net Interest Income
-------------------

Net interest income increased $1.1 million, or 28.5%, to $5.1 million for the six months ended June 30, 2002 from $4.0 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $1.3 million as average interest earning assets, net of average interest bearing liabilities, increased by $6.8 million, or 15.5%, for the first six months of 2002 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $151 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the six months ended June 30, 2002 decreased to 4.28% compared to 4.53% for the same prior year period. The decrease in net interest margin of 25 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 211.8% to $81.4 million from $26.1 million. The relatively consistent net interest margin resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.75%.

Interest income increased $737 thousand, or 10.7%, to $7.6 million for the six months ended June 30, 2002 compared to $6.9 million for the same period in 2001. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.8 million and volume related increases in income of $1.777 million in investment securities and was offset by a reduction in Federal funds sold income of $448 thousand, as our growth resulted in an increase in average earning assets of $63.9 million, or 36.2%, to $240.5 million for the six months ended June 30, 2002 compared to $176.6 million for the same period in 2001.

In addition to the volume related net increase amounting to $2.5 million, total interest income decreased by $1.8 million from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2001.

Interest expense for the first six months of 2002 decreased $396 thousand, or 13.6%, compared to the same prior year period. The decrease in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $1.6 million of the expense decrease, and was partially offset by $1.2 million attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 and the six months ended June 30, 2002 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                   Three Months Ended                      Three Months Ended
                                                                      June 30, 2002                          June 30, 2001
                                                          -------------------------------------  -----------------------------------
                                                           Average      Interest       Average     Average      Interest     Average
                                                           Balance    Income/Expense    Rate       Balance   Income/Expense   Rate
                                                          ----------  --------------  ---------  ----------  --------------  -------
                                                                               (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold .............................   $     738    $       3       1.63%   $  23,694    $     262       4.44%
        Investment Securities ..........................      81,789          963       4.71%      19,589          296       6.04%
        Loans (net of unearned income) (1) (2) .........     164,194        2,889       7.06%     135,481        2,847       8.43%
                                                           ---------    ---------               ---------    ---------

                  Total Interest Earning Assets ........     246,721        3,855       6.27%     178,764        3,405       7.64%
                                                           ---------    ---------               ---------    ---------

Non-Interest Earning Assets:
        Loan Loss Reserve ..............................      (2,103)                                           (1,772)
        All Other Assets ...............................      17,994                                            13,526
                                                                                                             ---------

                  Total Assets .........................   $ 262,612                                         $ 190,518
                                                           =========                                         =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ...................................   $  19,107           50       1.05%   $  19,307           68       1.41%
        Savings Deposits ...............................      79,897          402       2.02%      48,113          356       2.97%
        Money Market Deposits ..........................       7,279           41       2.26%       6,829           54       3.17%
        Time Deposits ..................................      81,220          704       3.48%      59,201          893       6.05%
        Short-term Borrowings ..........................       6,291           30       1.91%          --           --       0.00%
                                                           ---------    ---------               ---------    ---------

                  Total Interest Bearing Liabilities ...     193,794        1,227       2.54%     133,450        1,371       4.12%
                                                           ---------    ---------               ---------    ---------


Non-Interest Bearing Liabilities:
        Demand Deposits ................................      45,961                               34,466
        Other Liabilities ..............................         953                                2,576
                                                           ---------                            ---------

                  Total Non-Interest Bearing Liabilities      46,914                               37,042
                                                           ---------                            ---------

Stockholders' Equity ...................................      21,904                               20,026
                                                           ---------                            ---------

                  Total Liabilities and Stockholders'
                  Equity ...............................   $ 262,612                            $ 190,518
                                                           =========                            =========


NET INTEREST INCOME ....................................                $   2,628                            $   2,034
                                                                        =========                            =========


NET INTEREST SPREAD (3) ................................                                3.73%                                 3.52%

NET INTEREST MARGIN (4) ................................                                4.27%                                 4.56%



(1)  Included in interest income on loans are loan fees.
(2) Includes non-performing loans. Average non-accrual loans for the periods presented amounted to $2.38 million for the quarter ended June 30, 2002.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                   Six Months Ended                      Six Months Ended
                                                                     June 30, 2002                        June 30, 2001
                                                         --------------------------------------  -----------------------------------
                                                             Average      Interest      Average    Average      Interest    Average
                                                             Balance   Income/Expense    Rate      Balance   Income/Expense   Rate
                                                            ---------- --------------  --------  ----------  -------------- --------
                                                                              (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold .............................    $     598    $       5       1.69%   $  19,436    $     462      4.79%
        Investment Securities ..........................       81,418        1,925       4.73%      26,113          839      6.43%
        Loans (net of unearned income) (1) (2) .........      158,488        5,681       7.23%     131,036        5,573      8.58%
                                                            ---------    ---------               ---------    ---------

                  Total Interest Earning Assets ........      240,504        7,611       6.38%     176,585        6,874      7.85%
                                                            ---------    ---------               ---------    ---------

Non-Interest Earning Assets:
        Loan Loss Reserve ..............................       (2,041)                              (1,700)
        All Other Assets ...............................       17,855                               12,992
                                                            ---------                            ---------

                  Total Assets .........................    $ 256,318                            $ 187,877
                                                            =========                            =========


LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ...................................    $  18,771           92       0.99%   $  17,284          130      1.52%
        Savings Deposits ...............................       75,330          762       2.04%      47,600          788      3.34%
        Money Market Deposits ..........................        7,087           79       2.25%       8,372          156      3.76%
        Time Deposits ..................................       82,227        1,515       3.72%      59,286        1,829      6.22%
        Short-term Borrowings ..........................        6,246           59       1.90%          --           --      0.00%
                                                            ---------    ---------               ---------    ---------

                  Total Interest Bearing Liabilities ...      189,661        2,507       2.67%     132,542        2,903      4.42%
                                                            ---------    ---------               ---------    ---------

Non-Interest Bearing Liabilities:
        Demand Deposits ................................       43,562                               33,114
        Other Liabilities ..............................        1,405                                2,381
                                                            ---------                            ---------

                  Total Non-Interest Bearing Liabilities       44,967                               35,495
                                                            ---------                            ---------

Stockholders' Equity ...................................       21,690                               19,840
                                                            ---------                            ---------

                  Total Liabilities and Stockholders'
                  Equity ...............................    $ 256,318                            $ 187,877
                                                            =========                            =========


NET INTEREST INCOME ....................................                 $   5,104                            $   3,971
                                                                         =========                            =========


NET INTEREST SPREAD (3) ................................                                 3.72%                               3.43%

NET INTEREST MARGIN (4) ................................                                 4.28%                               4.53%



(1)  Included in interest income on loans are loan fees.
(2) Includes non-performing loans. Average non-accrual loans for the periods presented amounted to $1.19 million for the six months ended June 30, 2002.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                            Three Months Ended June 30, 2002     Six Months Ended June 30, 2002
                                             Compared to Three Months Ended       Compared to Six Months Ended
                                                     June 30, 2001                       June 30, 2001
                                            -------------------------------     --------------------------------
                                                Increase (Decrease) Due To         Increase (Decrease) Due To
                                            -------------------------------     --------------------------------
                                             Volume      Rate         Net       Volume        Rate         Net
                                            -------     -------     -------     -------      -------     -------
                                                     (In thousands)                      (In thousands)
Interest Earned On:
        Federal Funds Sold .............    $  (254)    $    (5)    $  (259)    $  (448)    $    (9)    $  (457)
        Investment Securities ..........        940        (273)        667       1,777        (691)      1,086
        Loans (net of unearned income) .        603        (561)         42       1,168      (1,060)        108
                                            -------     -------     -------     -------     -------     -------

                  Total Interest Income       1,289        (839)        450       2,497      (1,760)        737
                                            -------     -------     -------     -------     -------     -------

Interest Paid On:
        NOW Deposits ...................         (1)        (17)        (18)         11         (49)        (38)
        Savings Deposits ...............        235        (189)         46         459        (485)        (26)
        Money Market Deposits ..........          4         (17)        (13)        (24)        (53)        (77)
        Time Deposits ..................        332        (521)       (189)        708      (1,022)       (314)
        Short-term Borrowings ..........         30          --          30          59          --          59
                                            -------     -------     -------     -------     -------     -------

                  Total Interest Expense        600        (744)       (144)      1,213      (1,609)       (396)
                                            -------     -------     -------     -------     -------     -------

                  Net Interest Income ..    $   689     $   (95)    $   594     $ 1,284     $  (151)    $ 1,133
                                            =======     =======     =======     =======     =======     =======

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $685 thousand for the first six months of 2002 compared to a provision of $246 thousand for the same period in 2001. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. We had $2.4 million of non-accrual loans at June 30, 2002, and established $480 thousand in provisions for loan losses to cover anticipated losses associated with these loans. The allowance for loan losses totaled $2.6 million, or 1.54% of total loans, at June 30, 2002.


Non-Interest Income
-------------------

Total non-interest income was $695 thousand for the first six months of 2002 compared to $734 thousand for the first six months of 2001, a decrease of $39 thousand, or 5.3%. The decrease was attributable primarily to a decrease in non-interest service fees on loans, which amounted to $232 thousand for the six months ended June 30, 2002 compared to $401 thousand earned for the same prior year period, a decrease of $169 thousand, or 42.1%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $130 thousand, or 39.0%, to $463 thousand, and resulted from the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $4.0 million for the six months ended June 30, 2002, an increase of $643 thousand, or 19.0%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $321 thousand, or 20.1%, and reflected increases in the number of employees from 87 full-time equivalents for the period ended June 30, 2001 to 96 full-time equivalents for the period ended June 30, 2002. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey and Shrewsbury, New Jersey branches.

Occupancy and depreciation expenses increased $245 thousand, or 45.7%, for the first six months of 2002 compared to the same period in 2001. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $77 thousand, or 6.1%, for the first six months of 2002 compared to the first six months of 2001. The increase was attributable to increased other expenses resulting from our continued growth. In addition, 2001 expenses were increased by $130 thousand due to systems related conversion costs as we prepared for a bank-wide operating systems conversion which was successfully completed during July, 2001.

Income Tax Expense
------------------

For the six months ended June 30, 2002, we recognized $376 thousand in income tax expense compared to $387 thousand in income tax expense during the first six months of 2001. The effective tax rate for the first six months of 2002 was 34.8% compared to 36.2% for the same period during 2001.


Return on  Average Assets and Average Equity
--------------------------------------------

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the six months ended June 30, 2002, our ROA was 0.55% compared to 0.74% for the year ended December 31, 2001. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE decreased to 6.55% for the six months ended June 30, 2002, compared to 7.45% for the year ended December 31, 2001. The decrease in both performance measures resulted from the addition of $480 thousand to our loan loss reserve at June 30, 2002 to fully cover anticipated losses associated with a series of credit facilities to a single borrower.




RESULTS OF OPERATIONS for the three months ended June 30, 2002 compared to the three months ended June 30, 2001

Net Income
----------

For the three months ended June 30, 2002, we earned $151 thousand compared to $347 thousand in net income for the same period last year, a decrease of $196 thousand, or 56.5%. Basic and diluted net income per share for the three months ended June 30, 2002 was $0.07, compared to basic and diluted net income per share of $0.16 for the same prior year quarter. The decrease in net income was primarily due to a $594 thousand, or 29.2%, increase in net interest income, a $111 thousand, or 56.9% reduction in income tax expense, and was further effected by an increase in loan loss provision of $495 thousand, or 495.0%, a reduction in non-interest income of $67 thousand, or 17.8%, and increased non-interest expenses of $339 thousand, or 19.2%.

Net Interest Income
-------------------

Net interest income increased $594 thousand, or 29.2%, to $2.6 million for the three months ended June 30, 2002 from $2.0 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $689 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $7.6 million, or 16.8%, for the second quarter of 2002 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $95 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended June 30, 2002 decreased to 4.27% compared to 4.56% for the same prior year period. The decrease in net interest margin of 29 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 317.5% to $81.8 million from $19.6 million. The relatively consistent net interest margin resulted primarily from timely implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.75%.

Interest income increased $450 thousand, or 13.2%, to $3.9 million for the three months ended June 30, 2002 compared to $3.4 million for the same period in 2001. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $603 thousand and volume related increases in income of $940 thousand in investment securities and was offset by a reduction in Federal funds sold income of $254 thousand, as our growth resulted in an increase in average earning assets of $67.9 million, or 38.0%, to $246.7 million for the quarter ended June 30, 2002 compared to $178.8 million for the same period in 2001.

In addition to the volume related net increase amounting to $1.3 million, total interest income decreased by $839 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2001.

Interest expense for the second quarter of 2002 decreased $144 thousand, or 10.5%, compared to the same prior year period. The decrease in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $744 thousand of the expense decrease, and was partially offset by $600 thousand attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $595 thousand for the second quarter of 2002 compared to a provision of $100 thousand for the same period in 2001. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. We had $2.4 million of non-accrual loans at June 30, 2002, and
established  $480  thousand  in  provisions  for  loan  losses  to   cover
anticipated losses associated with these loans. The allowance for loan losses totaled $2.6 million, or 1.54% of total loans, at June 30, 2002.


Non-Interest Income
-------------------

Total non-interest income was $309 thousand for the second quarter of 2002 compared to $376 thousand for the second quarter of 2001, a decrease of $67 thousand, or 17.8%. The decrease was attributable primarily to a decrease in non-interest service fees on loans, which amounted to $96 thousand for the three months ended June 30, 2002 compared to $215 thousand earned for the same prior year period, a decrease of $119 thousand, or 55.3%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $52 thousand, or 32.3%, to $213 thousand, and resulted from the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $2.1 million for the quarter ended June 30, 2002, an increase of $339 thousand, or 19.2%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $144 thousand, or 17.1%, and reflected increases in the number of employees from 87 full-time equivalents for the period ended June 30, 2001 to 96 full-time equivalents for the period ended June 30, 2002. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey and Shrewsbury, New Jersey branches.

Occupancy and depreciation expenses increased $136 thousand, or 50.7%, for the second quarter of 2002 compared to the same period in 2001. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $59 thousand, or 9.0%, for the second three quarter of 2002 compared to the second quarter of 2001. The increase was attributable to increased other expenses resulting from our continued growth. In addition, 2001 expenses were increased by $60 thousand due to systems related conversion costs as we prepared for a bank-wide operating systems conversion which was successfully completed during July, 2001.



Income Tax Expense
------------------

For the three months ended June 30, 2002, we recognized $84 thousand in income tax expense compared to $195 thousand in income tax expense during the second quarter of 2001. The effective tax rate for the second quarter of 2002 was 35.7% compared to 36.0% for the same period during 2001.


Return on  Average Assets and Average Equity
--------------------------------------------

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended June 30, 2002, our ROA was 0.23% compared to 0.74% for the year ended December 31, 2001. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE decreased to 2.76% for the quarter ended June 30, 2002, compared to 7.45% for the year ended December 31, 2001. The decrease in both performance measures resulted from the addition of $480 thousand to our loan loss reserve at June 30, 2002 to fully cover anticipated losses associated with a series of credit facilities to a single borrower.

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

           Not Applicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not Applicable.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The annual meeting of shareholders of Community Bancorp of New Jersey was held on April 18, 2002. The following were the results of voting on the one proposal presented:

           Note:    Shares Outstanding were.....................      2,014,729
                    Shares Voted were............................     1,658,757

           Proposal No. 1 - The re-election of three nominees to the Board of
                            Directors for a three year term.

           Note: Each Director received at least 97% of the shares voted, in favor of their appointment.

                   Elected Director      Votes For   Votes Withheld      %
           -------------------------  ------------- ----------------  ---------
           Charles Kaempffer             1,656,165       2,592          99.8%
           William Mehr                  1,655,598       3,159          99.8%
           Robert O'Donnell              1,623,719      35,159          97.9%


Item 5.    Other Information
           -----------------
           Not Applicable.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

             (a)    Exhibits - CERTIFICATION (page 25)

             (b)    Reports on Form 8-K

                    The Registrant filed no Form 8-K's during the second quarter 2002.

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002




The undersigned, Robert D. O'Donnell and Michael Bis hereby jointly certify, Pursuant to U.S. C. Section 1350,as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 as follows:

     (a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Community Bancorp of New Jersey (the "Company");

     (b) To the best of their knowledge, the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

     (c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Robert D. O'Donnell
                               -------------------------
                               Robert D. O'Donnell


                               President and Chief Executive Officer
                               -------------------------------------
                               Title

                               August 13, 2002
                               ---------------
                               Date


                               /s/ Michael Bis
                               ---------------------------
                               Michael Bis

                               Sr. Vice President and Chief Financial Officer
                               ----------------------------------------------
                               Title

                               August 13, 2002
                               ---------------
                               Date

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COMMUNITY BANCORP OF NEW JERSEY
                            -------------------------------
                                      (Issuer)






Date: August 13, 2002       By:   /s/ Robert D. O'Donnell
      ---------------             -------------------------------------
                                  ROBERT D. O'DONNELL
                                  President and Chief Executive Officer






                            By:   /s/ Michael Bis
                                  ----------------------------------------------
                                  MICHAEL BIS
                                  Sr. Vice President and Chief Financial Officer