Form 10QSB
period 2002-09-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2002-11-15
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

        Transition report under Section 13 or 15 (d) of the Exchange Act

       For the transition period from ________________ to ________________


                        Commission file number 000-26587
                                               ---------

                         COMMUNITY BANCORP OF NEW JERSEY
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                         22-3666589
          ----------                                         ----------
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

                                 Not Applicable
                         ------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes [X]        No [_]



Common Stock, No Par Value-3,172,666 shares outstanding as of November 9, 2002
------------------------------------------------------------------------------

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.  FINANCIAL INFORMATION                                                   PAGE NO.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at September 30, 2002
         (Unaudited) and December 31, 2001                                          3

         Consolidated Condensed Statements of Income for the three and nine
         months ended September 30, 2002 and 2001 (Unaudited)                       4

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity at September 30, 2002 (Unaudited)                                   5

         Consolidated Condensed Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (Unaudited)                       6

         Notes to Consolidated Condensed Financial Statements (Unaudited)         7 - 10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               11 - 24


Item 3.  CONTROLS AND PROCEDURES                                                   25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                         25

Item 2.  Changes in Securities and Use of Proceeds                                 25

Item 3.  Defaults Upon Senior Securities                                           25

Item 4.  Submission of Matters to a Vote of Security Holders                       25

Item 5.  Other Information                                                         25

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                         26
SECTION 302 CERTIFICATIONS                                                      27 - 28





                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                 September 30,
                                                                                     2002       December 31,
                                                                                 (Unaudited)       2001
                                                                                  ---------      ---------
ASSETS ......................................................................      (Dollars in thousands)
     Cash and cash equivalents:
           Cash and due from banks ..........................................     $  12,750      $   9,342
           Federal funds sold ...............................................            --             --
-----------------------------------------------------------------------------     ---------      ---------
                     Total cash and cash equivalents ........................        12,750          9,342
-----------------------------------------------------------------------------     ---------      ---------

     Investment securities available-for-sale ...............................      104,023          65,439
     Investment securities held-to-maturity (fair value of $15,217 at
           December 31, 2001) ...............................................            --         15,310

     Loans receivable .......................................................       180,656        147,603
     Allowance for loan loss ................................................        (2,355)        (1,964)
-----------------------------------------------------------------------------     ---------      ---------
                     Net loans receivable ...................................       178,301        145,639
-----------------------------------------------------------------------------     ---------      ---------

     Premises and equipment, net ............................................         6,246          6,335
     Accrued interest receivable ............................................         2,004          1,457
     Other assets ...........................................................         1,842          2,116
-----------------------------------------------------------------------------     ---------      ---------

                     Total Assets ...........................................     $ 305,166      $ 245,638
-----------------------------------------------------------------------------     =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
           Non-interest bearing demand ......................................     $  49,366      $  43,539
           Interest bearing - NOW ...........................................        26,037         24,741
           Savings and money market .........................................        95,137         66,466
           Certificates of deposit, under $100,000 ..........................        65,145         47,894
           Certificates of deposit, $100,000 and over .......................        32,328         38,488
-----------------------------------------------------------------------------     ---------      ---------
                     Total deposits .........................................       268,013        221,128
-----------------------------------------------------------------------------     ---------      ---------

     Short-term borrowings ..................................................        13,250          1,600
     Accrued interest payable ...............................................            87          1,334
     Other liabilities ......................................................           976            433
-----------------------------------------------------------------------------     ---------      ---------
                     Total liabilities ......................................       282,326        224,495
-----------------------------------------------------------------------------     ---------      ---------

     Stockholders' equity
           Common stock - authorized 10,000,000 shares of
                 no par value;  issued and outstanding, net of treasury
                 shares, 3,172,666 at September 30, 2002 and 2,014,729
                 at December 31, 2001 .......................................        25,509         23,147
           Accumulated deficit ..............................................        (2,827)        (1,889)
           Accumulated other comprehensive income ...........................           521            248
           Treasury stock, 22,357 shares, at cost ...........................          (363)          (363)
-----------------------------------------------------------------------------     ---------      ---------
                     Total stockholders' equity .............................        22,840         21,143
-----------------------------------------------------------------------------     ---------      ---------

                     Total Liabilities and Stockholder's Equity .............     $ 305,166      $ 245,638
-----------------------------------------------------------------------------     =========      =========


      See accompanying notes to consolidated condensed financial statements.

                                      COMMUNITY BANCORP OF NEW JERSEY
                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                      Three Months Ended       Nine Months Ended
                                                                          September 30,           September 30,
                                                                     ---------------------     -------------------
                                                                         2002        2001       2002        2001
                                                                       -------     -------     -------     -------
                                                                     (Dollars in thousands, except per share data)
INTEREST INCOME
      Loans, including Fees ......................................     $ 3,156     $ 2,948     $ 8,837     $ 8,521
      Federal funds sold .........................................           7          34          12         496
      Investment securities ......................................         946         651       2,871       1,490
------------------------------------------------------------------     -------     -------     -------     -------
                Total interest income ............................       4,109       3,633      11,720      10,507
------------------------------------------------------------------     -------     -------     -------     -------

INTEREST EXPENSE
      Interest bearing - NOW .....................................          60          71         152         201
      Savings and money market ...................................         479         388       1,320       1,332
      Certificates of deposit ....................................         751         894       2,266       2,723
      Short-term borrowings ......................................          35          10          94          10
------------------------------------------------------------------     -------     -------     -------     -------
                Total interest expense ...........................       1,325       1,363       3,832       4,266
------------------------------------------------------------------     -------     -------     -------     -------
                Net interest income ..............................       2,784       2,270       7,888       6,241
Provision for loan losses ........................................         155          95         840         341
------------------------------------------------------------------     -------     -------     -------     -------
                Net interest income after provision
                      for loan losses ............................       2,629       2,175       7,048       5,900
------------------------------------------------------------------     -------     -------     -------     -------

Non-interest income:
      Service fees on deposit accounts ...........................         117         103         322         299
      Service fees on loans ......................................          63         117         295         518
      Gain on sale of investment securities ......................         554          --         554          --
      Other fees and commissions .................................         112          69         370         206
------------------------------------------------------------------     -------     -------     -------     -------
                Total non-interest income ........................         846         289       1,541       1,023
------------------------------------------------------------------     -------     -------     -------     -------

Non-interest expense:
      Salaries and wages .........................................         946         766       2,578       2,144
      Employee benefits ..........................................         132         107         415         323
      Occupancy expense ..........................................         208         165         552         409
      Depreciation - occupancy, furniture & equipment ............         216         161         653         453
      Other ......................................................         800         677       2,138       1,938
------------------------------------------------------------------     -------     -------     -------     -------
                Total non-interest expense .......................       2,302       1,876       6,336       5,267
------------------------------------------------------------------     -------     -------     -------     -------

                Income before income taxes .......................       1,173         588       2,253       1,656
Income tax expense................................................         445         214         821         601
------------------------------------------------------------------     -------     -------     -------     -------

                Net Income .......................................     $   728     $   374     $ 1,432     $ 1,055
------------------------------------------------------------------     =======     =======     =======     =======

Per Common Share:
      Net income - basic .........................................     $  0.23     $  0.12     $  0.45     $  0.33
      Net income - diluted .......................................     $  0.22     $  0.12     $  0.43     $  0.33

Weighted average shares outstanding (in thousands):
      Basic ......................................................       3,173       3,173       3,173       3,173
      Diluted ....................................................       3,313       3,253       3,315       3,237



     See accompanying notes to consolidated condensed financial statements.


                                           COMMUNITY BANCORP OF NEW JERSEY
                         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                      Accumulated
                                                                           (1)           Other                          Total
                                                Common     Treasury    Accumulated   Comprehensive   Comprehensive   Stockholders'
                                                 Stock      Stock        Deficit         Income         Income          Equity
                                              ----------  ----------   -----------     -----------    -----------    -------------
                                                                                  (Dollars in thousands)
Balance December 31, 2001 ...............     $ 23,147     $   (363)     $ (1,889)       $    248            --        $ 21,143

5% stock dividend (100,508 shares).......        2,362           --        (2,362)             --            --              --
Cash in lieu of fractional shares .......           --           --            (5)             --            --              (5)

Stock split issued - 3 for 2
      (1,057,429 shares) ................           --           --            --              --            --              --
Cash in lieu of fractional shares .......           --           --            (3)             --            --              (3)

Comprehensive Income:
      Net Income ........................           --           --         1,432              --      $  1,432           1,432
      Increase in unrealized holding
          gains on securities, net ......           --           --            --             273           273             273
                                                                                                       --------        --------

Total Comprehensive Income ..............           --           --            --              --      $  1,705
                                              --------     --------      --------        --------      ========


Balance, September 30, 2002 (Unaudited)..     $ 25,509     $   (363)     $ (2,827)       $    521      $ 22,840
                                              ========     ========      ========        ========      ========


(1) Includes accumulated charges for stock dividends of $5,825 and $3,455 at September 30, 2002 and December 31, 2001, respectively.


     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2002            2001
                                                                                   ---------      ---------
                                                                                    (Dollars in thousands)
Cash flows from operating activities:
        Net income ...........................................................     $   1,432      $   1,055
        Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization ...............................           653            453
                 Provision for loan losses ...................................           840            341
                 Accretion of investment discount ............................           (19)           (82)
                 Amortization of investment premium ..........................           166             23
                 Gain on sale of investment securities .......................          (554)            --
                 (Increase) decrease in accrued interest receivable ..........          (547)           294
                 Decrease other assets .......................................            97            308
                 Decrease in accrued interest payable ........................        (1,247)           (66)
                 Increase (decrease) in other liabilities ....................           543           (313)
------------------------------------------------------------------------------     ---------      ---------

                       Net cash provided by operating activities .............         1,364          2,013
------------------------------------------------------------------------------     ---------      ---------

Cash flows from investing activities:
        Purchases of investment securities available-for-sale ................      (116,196)       (75,820)
        Proceeds from sales of investment securities .........................        15,704             --
        Proceeds from maturities and calls and of investment securities ......        78,075         67,310
        Net increase in loans made to customers ..............................       (33,502)       (25,402)
        Purchase of bank owned life insurance ................................            --         (1,500)
        Purchases of premises and equipment ..................................          (564)        (1,705)
------------------------------------------------------------------------------     ---------      ---------

                       Net cash used in investing activities .................       (56,483)       (37,117)
------------------------------------------------------------------------------     ---------      ---------

Cash flows from financing activities:
        Net increase in demand deposits and savings accounts .................        35,794         14,541
        Net increase in certificates of deposit ..............................        11,091         17,604
        Stock dividend and stock split- cash paid in lieu of fractional shares            (8)            (4)
        Increase in short-term borrowings ....................................        11,650          1,500
------------------------------------------------------------------------------     ---------      ---------

                       Net cash provided by financing activities .............        58,527         33,641
------------------------------------------------------------------------------     ---------      ---------

Net increase (decrease) in cash and cash equivalents .........................         3,408         (1,463)
Cash and cash equivalents as of beginning of year ............................         9,342          9,624
------------------------------------------------------------------------------     ---------      ---------

Cash and cash equivalents as of end of period ................................     $  12,750      $   8,161
------------------------------------------------------------------------------     =========      =========


Supplemental disclosures of cash flow information:
        Cash paid during the period for interest .............................     $   5,079      $   4,332
        Cash paid during the period for income taxes .........................     $     914      $     732


     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2001. The results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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


NOTE D - 3 for 2 STOCK SPLIT

On August 28, 2002 the Company's Board of Directors declared a three-for-two stock split payable September 20, 2002 to shareholders of record as of September 10, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock split.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 2002 and December 31, 2001 (Dollars in thousands).

                                                                     September 30, 2002 (Unaudited)
                                                          -----------------------------------------------------
                                                                             Gross        Gross
                                                            Amortized     Unrealized    Unrealized      Fair
                                                               Cost          Gains        Losses       Value
                                                          -----------    ------------   ----------   ----------
Securities available-for-sale:
        U.S. Government and agency securities...........     $101,456         $   840      $    --     $102,296
        Other securities................................        1,727              --           --        1,727
                                                          -----------    ------------   ----------   ----------
                                                             $103,183         $   840      $    --     $104,023
                                                          ===========    ============   ==========   ==========
Securities held-to-maturity:
        U.S. Government and agency securities.............   $     --        $     --      $    --     $     --
        Other securities..................................         --              --           --           --
                                                          -----------    ------------   ----------   ----------
                                                             $     --        $     --      $    --     $     --
                                                          ===========    ============   ==========   ==========


                                                                 December 31, 2001
                                                   ------------------------------------------------
                                                                Gross         Gross
                                                  Amortized   Unrealized    Unrealized        Fair
                                                    Cost        Gains         Losses         Value
                                                  --------     --------      --------      --------
Securities available-for-sale:
        U.S. Government and agency securities     $ 64,569     $    510      $   (120)     $ 64,959
        Other securities ....................          480           --            --           480
                                                  --------     --------      --------      --------
                                                  $ 65,049     $    510      $   (120)     $ 65,439
                                                  ========     ========      ========      ========
Securities held-to-maturity:
        U.S. Government and agency securities     $ 14,275     $      6      $   (145)     $ 14,136
        Other securities ....................        1,035           46            --         1,081
                                                  --------     --------      --------      --------
                                                  $ 15,310     $     52      $   (145)     $ 15,217
                                                  ========     ========      ========      ========



The  following   table  sets  forth  as  of  September  30,  2002  the  maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                            Available-for-sale       Held-to-maturity
                                           ---------------------  ---------------------
                                           Amortized      Fair     Amortized     Fair
                                             Cost         Value       Cost      Value
                                           --------     --------     ------     ------
Due in one year or less ..............     $     --     $     --     $   --     $   --
Due after one year through five years       101,956      102,796         --         --
Due after five years through ten years           --           --         --         --
Due after ten years ..................        1,227        1,227         --         --
                                           --------     --------     ------     ------
                                           $103,183     $104,023     $   --     $   --
                                           ========     ========     ======     ======


During the third quarter of 2002, all investment securities classified as Held-to-Maturity were reclassified as Available-for-Sale. At the time of transfer, the aggregate market value and book value were $9,533,375 and $9,480,000 respectively. Concurrently, a security with a market value of $3,053,375 and book value of $3,000,000 was sold and a realized gain on sale of $53,375 was recorded.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 2002 and December 31, 2001 (Dollars in thousands).

                                                    Loan Portfolio By Type of Loan
                                          ---------------------------------------------------
                                            September 30, 2002
                                               (Unaudited)                December 31, 2001
                                          ---------------------        ----------------------
                                            Amount      Percent         Amount        Percent
                                           -------      -------        --------       ------
Commercial and industrial loans......     $ 29,813       16.50%        $ 25,736       17.44%
Commercial mortgage loans ...........       90,467       50.08%          74,258       50.31%
Residential mortgages ...............        6,345        3.51%           6,970        4.72%
Construction loans ..................       32,317       17.89%          21,962       14.88%
Consumer loans ......................       21,679       12.00%          18,559       12.57%
Other loans .........................           35        0.02%             118        0.08%
                                          --------      ------         --------      ------

                                          $180,656      100.00%        $147,603      100.00%
                                          ========      ======         ========      ======


The following table represents the activity in the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001 and the year ended December 31, 2001 (Dollars in thousands).


                                                    Allowance For Loan Losses
                                             --------------------------------------
                                                 Nine Months Ended
                                                   September 30,       Year Ended
                                                   (Unaudited)         December 31,
                                             ----------------------    -----------
                                                2002         2001           2001
                                              -------       -------       -------
Balance - beginning of period ...........     $ 1,964       $ 1,584       $ 1,584
Recoveries ..............................           1            --            --
Charge-offs .............................        (450)           (6)           (6)
Provision for loan losses ...............         840           341           386
                                              -------       -------       -------

Balance - end of period .................     $ 2,355       $ 1,919       $ 1,964
                                              =======       =======       =======
Balance of Allowance at period-end as a %
    of loans at period-end ..............        1.30%         1.30%         1.33%
                                              =======       =======       =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE G - SHORT TERM BORROWINGS

Short-term borrowings include federal funds purchased and other short-term advances from the Federal Home Loan Bank. At September 30, 2002, shor-term advances amounting to $5,000,000 with an original maturity of one week, at an interest rate of 1.86%, matured on October 4, 2002.

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

The Company accounts for its impaired loans in accordance with SFAS No. 114. This standard requires that a creditor measures impairment based on the present value of future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

FINANCIAL CONDITION

Total assets at September 30, 2002 increased by $59.6 million, or 24.3%, to $305.2 million compared to $245.6 million at December 31, 2001. Total assets averaged $266.8 million in the first nine months of 2002, a $63.6 million, or 31.3%, increase from the 2001 full year average of $203.2 million. Average loans increased $25.8 million, or 18.6%, to $164.3 million in the first nine months of 2002, from the 2001 full year average of $138.5 million. Average investment securities increased by $44.9 million, or 109.5%, to $85.9 million; average Federal funds sold decreased by $9.9 million, or 92.5%, to $0.8 million; the average of all other assets increased by $3.2 million, or 21.6%, to $18.0 million; and the loan loss reserve average increased $0.4 million, or 22.2%, to $2.2 million during the first nine months of 2002 compared to the full year 2001 averages.

These increases in average assets were funded primarily by a $57.3 million, or 31.9%, increase in average deposits, as average deposits for the first nine months of 2002 increased to $237.1 million from the full year 2001 average of $179.8 million. Increases in average assets were further funded by a $5.5 million, or 500.0%, increase in average short-term borrowings, as average short-term borrowings for the first nine months of 2002 increased to $6.6 million from the full year 2001 average of $1.1 million.


Lending Activity
----------------

Total loans at September 30, 2002 were $180.7 million, a 22.4%, or $33.1 million increase from December 31, 2001. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $16.2 million in commercial mortgage loans, $10.4 million in construction loans, $4.1 million in commercial and industrial loans, $3.0 million in consumer and other loans and a reduction of $0.6 million in residential mortgage loans.

The 22.4% increase in loans at September 30, 2002 compared to December 31, 2001 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Further enhancing loan growth has been our desire to provide quality customer service. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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


Allowance for Loan Losses
-------------------------

The allowance for loan losses was $2.4 million, or 1.30% of total loans, at September 30, 2002 compared to $2.0 million, or 1.33% of total loans, at December 31, 2001. At September 30, 2002 and December 31, 2001 we had no non-accrual loans compared to no non-accrual loans at December 31, 2001. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including the continued growth of our loan portfolio and our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio. During the second quarter, the Company placed $2.4 million of commercial loans issued to a single borrower, an insurance premium financer, on non-accrual. We subsequently negotiated a settlement of these problem loans as of August 26, 2002. We added $480 thousand to our loan loss reserve at June 30, 2002 to fully cover anticipated losses associated with this loan and charged-off $450 thousand during the third quarter when the cash settlement was received.

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


Investment Securities Activity
------------------------------

Investment securities increased by $23.3 million, or 28.9%, to $104.0 million at September 30, 2002 compared to $80.7 million at December 31, 2001. During the last three quarters of 2001 and first three quarters of 2002, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities starting within the second quarter of 2001. During the first nine months of 2002, forecasted maturities and calls of $78.1 million in investment securities and proceeds from sales of investment securities amounting to $15.7 million were used to fund loan growth amounting to $33.5 million as loan demand increased and we utilized excess liquidity with additional purchases of investment securities of $116.2 million.

During the third quarter of 2002, all investment securities classified as Held-to-Maturity were reclassified as Available-for-sale. At the time of transfer, the aggregate market value and book value were $9.5 million. Concurrently, a security with a book vale of $3.0 million was sold and a realized gain on sale of $53 thousand was recorded.

At September 30, 2002, investment securities of $104.0 million, or 100.0% of the total investment securities portfolio, were classified as available-for-sale. We had no investment securities classified as held-to-maturity or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with maturities of five years or less and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.


Deposits
--------

Deposits are our primary source of funds. Total deposits increased by $46.9 million, or 21.2%, to $268.0 million at September 30, 2002 compared to $221.1 million at December 31, 2001. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $35.8 million, while higher costing certificates of deposit decreased by $11.1 million.

Average total deposits increased by $57.3 million, or 31.9%, to $237.1 million for the nine months ended September 30, 2002 compared to the 2001 full year average of $179.8 million. Changes in the deposit mix averages for the nine months ended September 30, 2002 compared to the 2001 full year averages include a $28.3 million, or 55.5%, increase in savings deposits; a $0.5 million, or 2.6%, increase in NOW account deposits; a $19.5 million, or 29.4%, increase in time deposits; a $0.8 million, or 12.3%, increase in money market deposits; and a $8.2 million, or 22.6%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings deposits, which amounted to $87.4 million at September 30, 2002, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity
---------

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 4.2% and 3.8% of our total assets at September 30, 2002 and December 31, 2001, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at September 30, 2002 was increased targeted deposit products, proceeds from maturities, calls and sales of investment securities, and to a lesser extent, short-term borrowed funds. Deposit increases amounted to $46.9 million for the nine months ended September 30, 2002 and proceeds from maturities, calls and sales of investment securities amounted to $93.8 million. These sources of funds were augmented with an increase of $11.7 million in short-term borrowings as of September 30, 2002. During the first nine months of 2002, we utilized deposit growth, matured investment securities, and to a lesser extent, short-term borrowings as funding sources for increased loans made to customers amounting to $33.5 million and securities purchases amounting to $116.2 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at September 30, 2002 amounted to $104.0 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing line term line of $21.4 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of September 30, 2002, we had $13.3 million in short-term borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Capital Resources
-----------------

Stockholder's equity increased by $1.7 million at September 30, 2002 compared to December 31, 2001. The changes in stockholders' equity during the nine months ended September 30, 2002 were comprised of an increase from net income of $1.4 million and an increase of $273 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio. These increases were partially off-set by a payment of $8 thousand of cash in lieu of fractional shares associated with our second quarter 5% stock dividend and our third quarter 3 for 2 stock split.

Our  regulators,  the Board of Governors of the Federal  Reserve  System  (which
regulates  bank  holding   companies),   and  the  Federal   Deposit   Insurance
Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 2002 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                   September 30, 2002                 Regulatory Requirement
                                   ------------------                 ----------------------
                                  Company         Bank            Minimum         "Well Capitalized"
                                  -------         ----            -------         ------------------
Risk-based Capital:
Tier I capital ratio...........   10.56%         10.57%            4.00%                6.00%
Total capital ratio............   11.68%         11.69%            8.00%               10.00%

Leverage ratio..................   7.77%          7.77%         3.00%-5.00%        5.00% or greater



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





RESULTS OF OPERATIONS for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

Net Income
----------

For the nine months ended September 30, 2002, we earned $1.4 million compared to $1.1 million in net income for the same period last year. Basic and diluted net income per share for the nine months ended September 30, 2002 was $0.45 and $0.43, respectively, compared to basic and diluted net income per share of $0.33 for the same prior year period. The increase in net income was primarily due to a $1.6 million, or 26.4%, increase in net interest income and a $518 thousand, or 50.6%, increase in non-interest income, and was partially offset by an increase in loan loss provision of $499 thousand, or 146.3%, an increase in non-interest expense of $1.1 million, or 20.3%, and increased income tax expense of $220 thousand, or 36.6%.

Net Interest Income
-------------------

Net interest income increased $1.6 million, or 26.4%, to $7.9 million for the nine months ended September 30, 2002 from $6.2 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $1.8 million as average interest earning assets, net of average interest bearing liabilities, increased by $6.8 million, or 15.1%, for the first nine months of 2002 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $148 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the nine months ended September 30, 2002 decreased to 4.20% compared to 4.57% for the same prior year period. The decrease in net interest margin of 37 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 158.0% to $85.9 million from $33.3 million. Excess liquidity was utilized in lower yielding short-term investment securities as an alternative due to lower loan funding needs. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.75% as of September 30, 2002 and further reduced the target funds rate to 1.25% on November 6, 2002.

Interest income increased $1.2 million, or 11.5%, to $11.7 million for the nine months ended September 30, 2002 compared to $10.5 million for the same period in 2001. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.8 million and volume related increases in income of $2.4 million in investment securities and was offset by a reduction in Federal funds sold income of $468 thousand, as our growth resulted in an increase in average earning assets of $68.2 million, or 37.3%, to $250.9 million for the nine months ended September 30, 2002 compared to $182.7 million for the same period in 2001.

In addition to the volume related net increase amounting to $3.7 million, total interest income decreased by $2.5 million from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2001.

Interest expense for the first nine months of 2002 decreased $434 thousand, or 10.2%, compared to the same prior year period. The decrease in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $2.3 million of the expense decrease, and was partially offset by $1.9 million attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 and the nine months ended September 30, 2002 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                   Three Months Ended                      Three Months Ended
                                                                   September 30, 2002                      September 30, 2001
                                                         ------------------------------------    -----------------------------------
                                                          Average      Interest       Average     Average       Interest     Average
                                                          Balance    Income/Expense    Rate       Balance    Income/Expense   Rate
                                                         ----------  --------------   -------    ---------   --------------  -------
                                                                              (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold ............................  $   1,209     $       7        2.30%    $   3,564     $      34      3.78%
        Investment Securities .........................     94,586           946        4.00%       47,311           651      5.50%
        Loans (net of unearned income) (1) (2) ........    175,685         3,156        7.13%      143,916         2,948      8.13%
                                                         ---------     ---------                 ---------     ---------

                 Total Interest Earning Assets ........    271,480         4,109        6.00%      194,791         3,633      7.40%
                                                         ---------     ---------                 ---------     ---------

Non-Interest Earning Assets:
        Loan Loss Reserve .............................     (2,514)                                 (1,852)
        All Other Assets ..............................     18,406                                  15,738
                                                         ---------                               ---------

                 Total Assets .........................  $ 287,372                               $ 208,677
                                                         =========                               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ..................................  $  22,584            60        1.05%    $  22,089            71      1.28%
        Savings Deposits ..............................     87,104           436        1.99%       51,565           354      2.72%
        Money Market Deposits .........................      7,777            43        2.19%        4,505            34      2.99%
        Time Deposits .................................     93,036           751        3.20%       68,533           894      5.18%
        Short-term Borrowings .........................      7,370            35        1.88%        1,145            10      3.46%
                                                         ---------     ---------                 ---------     ---------

                 Total Interest Bearing Liabilities ...    217,871         1,325        2.41%      147,837         1,363      3.66%
                                                         ---------     ---------                 ---------     ---------

Non-Interest Bearing Liabilities:
        Demand Deposits ...............................     46,432                                  38,544
        Other Liabilities .............................        521                                   1,879
                                                         ---------                               ---------

                 Total Non-Interest Bearing Liabilities     46,953                                  40,423
                                                         ---------                               ---------

Stockholders' Equity ..................................     22,548                                  20,417
                                                         ---------                               ---------

                 Total Liabilities and Stockholders'
                 Equity ...............................  $ 287,372                               $ 208,677
                                                         =========                               =========

NET INTEREST INCOME ...................................                $   2,784                               $   2,270
                                                                       =========                               =========

NET INTEREST SPREAD (3) ...............................                                 3.59%                                 3.74%

NET INTEREST MARGIN (4) ...............................                                 4.07%                                 4.62%


(1)  Included in interest income on loans are loan fees.
(2) Includes non-performing loans. Average non-accrual loans for the periods presented amounted to $1.5 million for the quarter ended September 30, 2002.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates


                                                                   Three Months Ended                      Three Months Ended
                                                                   September 30, 2002                      September 30, 2001
                                                         ------------------------------------    -----------------------------------
                                                          Average      Interest       Average     Average       Interest     Average
                                                          Balance    Income/Expense    Rate       Balance    Income/Expense   Rate
                                                         ----------  --------------   -------    ---------   --------------  -------
                                                                              (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold ............................  $     804       $      12      2.00%     $  14,087     $     496     4.71%
        Investment Securities .........................     85,856           2,871      4.46%        33,257         1,490     5.97%
        Loans (net of unearned income) (1) (2) ........    164,284           8,837      7.19%       135,376         8,521     8.42%
                                                         ---------       --------                 ---------     ---------     ----

                 Total Interest Earning Assets ........    250,944          11,720      6.24%       182,720        10,507     7.69%
                                                         ---------       --------                 ---------     ---------     ----

Non-Interest Earning Assets:
        Loan Loss Reserve .............................     (2,200)                                  (1,751)
        All Other Assets ..............................     18,039                                   13,938
                                                         ---------                                ---------

                 Total Assets .........................  $ 266,783                                $ 194,907
                                                         =========                                =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ..................................  $  20,056             152      1.01%     $  18,903           201     1.42%
        Savings Deposits ..............................     79,298           1,198      2.02%        48,937         1,142     3.12%
        Money Market Deposits .........................      7,320             122      2.23%         7,068           190     3.59%
        Time Deposits .................................     85,869           2,266      3.53%        62,402         2,723     5.83%
        Short-term Borrowings .........................      6,625              94      1.90%           386            10     3.46%
                                                         ---------       ---------                ---------     ---------

                 Total Interest Bearing Liabilities ...    199,168           3,832      2.57%       137,696         4,266     4.14%
                                                         ---------       ---------                ---------     ---------

Non-Interest Bearing Liabilities:
        Demand Deposits ...............................     44,529                                   34,973
        Other Liabilities .............................      1,106                                    2,212
                                                                                                  ---------
                 Total Non-Interest Bearing Liabilities     45,635                                   37,185
                                                                                                  ---------
Stockholders' Equity ..................................     21,980                                   20,026
                                                         ---------                                ---------


                 Total Liabilities and Stockholders'
                 Equity ...............................  $ 266,783                                              $ 194,907
                                                         =========                                              =========


NET INTEREST INCOME ...................................                  $   7,888                              $   6,241
                                                                         =========                              =========


NET INTEREST SPREAD (3) ...............................                                 3.67%                                 3.55%

NET INTEREST MARGIN (4) ...............................                                 4.20%                                 4.57%


(1)  Included in interest income on loans are loan fees.
(2) Includes non-performing loans. Average non-accrual loans for the periods presented amounted to $716 thousand for the nine months ended September 30, 2002.
(3) The interest rate spread is the difference between the weighted average yield on average interest earning assets and the weighted average cost of average interest bearing liabilities.
(4) The interest rate margin is calculated by dividing annualized net interest income by average interest earning assets.

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                           Three Months Ended September 30, 2002   Nine Months Ended September 30, 2002
                                              Compared to Three Months Ended          Compared to Nine Months Ended
                                                    September 30, 2001                      September 30, 2001
                                          --------------------------------------  --------------------------------------
                                                Increase (Decrease) Due To              Increase (Decrease) Due To
                                           -------------------------------------  --------------------------------------
                                            Volume         Rate         Net        Volume        Rate          Net
                                            -------      -------      -------      -------      -------      -------
                                                      (In thousands)                        (In thousands)
Interest Earned On:
        Federal Funds Sold ............     $   (22)     $    (5)     $   (27)     $  (468)     $   (16)     $  (484)
        Investment Securities .........         651         (356)         295        2,357         (976)       1,381
        Loans (net of unearned income)          651         (443)         208        1,820       (1,504)         316
                                            -------      -------      -------      -------      -------      -------

                 Total Interest Income        1,280         (804)         476        3,709       (2,496)       1,213
                                            -------      -------      -------      -------      -------      -------

Interest Paid On:
        NOW Deposits ..................           2          (13)         (11)          12          (61)         (49)
        Savings Deposits ..............         244         (162)          82          709         (653)          56
        Money Market Deposits .........          25          (16)           9            7          (75)         (68)
        Time Deposits .................         320         (463)        (143)       1,024       (1,481)        (457)
        Short-term Borrowings .........          54          (29)          25          162          (78)          84
                                            -------      -------      -------      -------      -------      -------

                 Total Interest Expense         645         (683)         (38)       1,914       (2,348)        (434)
                                            -------      -------      -------      -------      -------      -------

                 Net Interest Income ..     $   635      $  (121)     $   514      $ 1,795      $  (148)     $ 1,647
                                            =======      =======      =======      =======      =======      =======

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $840 thousand for the first nine months of 2002 compared to a provision of $341 thousand for the same period in 2001. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. We had $2.4 million of non-accrual loans at June 30, 2002, and established $480 thousand in provisions for loan losses to fully cover anticipated losses associated with these loans and charged-off $450 thousand during the third quarter when the cash settlement was received. The allowance for loan losses totaled $2.4 million, or 1.30% of total loans, at September 30, 2002.


Non-Interest Income
-------------------

Total non-interest income was $1.5 million for the first nine months of 2002 compared to $1.0 million for the first nine months of 2001, an increase of $518 thousand, or 50.6%. The increase was attributable primarily to $554 thousand in realized gain on sales of investment securities during the third quarter of 2002 compared to no realized gains as of September 30, 2001. The security gains were realized as a result of our Asset/Liability Committee recommendation to shorten the duration of our investment security portfolio. Part of the strategy implementation required that during the third quarter of 2002, all investment securities classified as Held-to-Maturity were reclassified as Available-for-Sale. At the time of transfer, the aggregate market value and book value were $9.5 million. Concurrently, a security with a book value of $3.0 million was sold and a realized gain on sale of $53 thousand was recorded. Other non-interest income category changes include a decrease in non-interest service fees on loans, which amounted to $295 thousand for the nine months ended September 30, 2002 compared to $518 thousand earned for the same prior year period, a decrease of $223 thousand, or 43.1%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $187 thousand, or 37.0%, to $692 thousand, and resulted from the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $6.3 million for the nine months ended September 30, 2002, an increase of $1.1 million, or 20.3%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $526 thousand, or 21.3%, and reflected increases in the number of employees from 86 full-time equivalents for the period ended September 30, 2001 to 96 full-time equivalents for the period ended September 30, 2002. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey and Shrewsbury, New Jersey branches.

Occupancy and depreciation expenses increased $343 thousand, or 39.8%, for the first nine months of 2002 compared to the same period in 2001. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $200 thousand, or 10.3%, for the first nine months of 2002 compared to the first nine months of 2001. The increase was attributable to increased other expenses resulting from our continued growth. In addition, 2001 expenses were increased by $130 thousand due to systems related conversion costs
as  we  prepared  for  a  bank-wide   operating
systems conversion which was successfully completed during July, 2001, and 2002 expenses were increased by $70 thousand due to the disposal of non-useable fixed assets.


Income Tax Expense
------------------

For the nine months ended September 30, 2002, we recognized $821 thousand in income tax expense compared to $601 thousand in income tax expense during the first nine months of 2001. The effective tax rate for the first nine months of 2002 was 36.4% compared to 36.3% for the same period during 2001.


Return on  Average Assets and Average Equity
--------------------------------------------

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the nine months ended September 30, 2002, our ROA was 0.72% compared to 0.74% for the year ended December 31, 2001. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 8.71% for the nine months ended September 30, 2002, compared to 7.45% for the year ended December 31, 2001. Both performance measures were effected by non-recurring transactions resulting from the addition of $480 thousand to our loan loss reserve at June 30, 2002 to fully cover losses associated with a series of credit facilities to a single borrower and from gains on sale of securities amounting to $554 thousand as the duration of the investment security portfolio was shortened.




RESULTS OF OPERATIONS for the three months ended September 30, 2002 compared to the three months ended September 30, 2001

Net Income
----------

For the three months ended September 30, 2002, we earned $728 thousand compared to $374 thousand in net income for the same period last year, an increase of $354 thousand, or 94.7%. Basic and diluted net income per share for the three months ended September 30, 2002 was $0.23 and $0.22, respectively, compared to basic and diluted net income per share of $0.12 for the same prior year quarter. The increase in net income was primarily due to a $514 thousand, or 22.6%, increase in net interest income, a $557 thousand, or 192.7% increase in non-interest income, and was further effected by an increase in loan loss provision of $60 thousand, or 63.2%, increased non-interest expenses of $426 thousand, or 22.7%, and increased income tax expense of $231 thousand, or 107.9%.

Net Interest Income
-------------------

Net interest income increased $514 thousand, or 22.6%, to $2.8 million for the three months ended September 30, 2002 from $2.3 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $635 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $6.6 million, or 14.0%, for the third quarter of 2002 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $121 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended September 30, 2002 decreased to 4.07% compared to 4.62% for the same prior year period. The decrease in net interest margin of 55 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 100.0% to $94.6 million from $47.3 million. The decrease in net interest margin resulted primarily from implementation of asset/liability management leveraging strategies in order to increase net income as the Federal Reserve Bank reduced the target funds rate to 1.75% and quality loan demand lagged deposit growth.

Interest income increased $476 thousand, or 13.1%, to $4.1 million for the three months ended September 30, 2002 compared to $3.6 million for the same period in 2001. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $651 thousand and volume related increases in income of $651 thousand in investment securities and was offset by a reduction in Federal funds sold income of $22 thousand, as our growth resulted in an increase in average earning assets of $76.7 million, or 39.4%, to $271.5 million for the quarter ended September 30, 2002 compared to $194.8 million for the same period in 2001.

In addition to the volume related net increase amounting to $1.3 million, total interest income decreased by $804 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2001.

Interest expense for the third quarter of 2002 decreased $38 thousand, or 2.8%, compared to the same prior year period. The decrease in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $683 thousand of the expense decrease, and was partially offset by $645 thousand attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

Provision for Loan Losses
-------------------------

The provision for loan losses increased to $155 thousand for the third quarter of 2002 compared to a provision of $95 thousand for the same period in 2001. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. We had no non-accrual loans at September 30, 2002. The allowance for loan losses totaled $2.4 million, or 1.30% of total loans, at September 30, 2002.


Non-Interest Income
-------------------

Total non-interest income was $846 thousand for the third quarter of 2002 compared to $289 thousand for the third quarter of 2001, an increase of $557 thousand, or 192.7%. The increase was attributable primarily to third quarter 2002 realized gain on sale of investment securities of $554 thousand. These security gains resulted from implementation of Asset/Liability management strategies as the Company restructured its portfolio to shorten maturities. Additionally, non-interest service fees on loans amounted to $63 thousand for the three months ended September 30, 2002 compared to $117 thousand earned for the same prior year period, a decrease of $54 thousand, or 46.2%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $57 thousand, or 33.1%, to $229 thousand, and resulted from the continued growth of the Company.


Non-Interest Expense
--------------------

Total non-interest expense amounted to $2.3 million for the quarter ended September 30, 2002, an increase of $426 thousand, or 22.7%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $205 thousand, or 23.5%, and reflected increases in the number of employees from 86 full-time equivalents for the period ended September 30, 2001 to 96 full-time equivalents for the period ended September 30, 2002. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth, including the transfer of deposit services processing from a service bureau environment to an "in-house" environment and the opening of our Colts Neck, New Jersey and Shrewsbury, New Jersey branches.

Occupancy and depreciation expenses increased $98 thousand, or 30.1%, for the third quarter of 2002 compared to the same period in 2001. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $123 thousand, or 18.2%, for the third quarter of 2002 compared to the third quarter of 2001. The increase was attributable to increased other expenses resulting from our continued growth. In addition, 2002 expenses were increased by $41 thousand due to disposals of non-useable fixed assets.


Income Tax Expense
------------------

For the three months ended September 30, 2002, we recognized $445 thousand in income tax expense compared to $214 thousand in income tax expense during the third quarter of 2001. The effective tax rate for the third quarter of 2002 was 37.9% compared to 36.4% for the same period during 2001.


Return on  Average Assets and Average Equity
--------------------------------------------

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended September 30, 2002, our ROA was 1.01% compared to 0.74% for the year ended December 31, 2001. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 12.91% for the quarter ended September 30, 2002, compared to 7.45% for the year ended December 31, 2001. The increase in both performance measures resulted primarily from the gains on sales of investment securities during the third quarter.

PART I.
-------

Item 3.   CONTROLS AND PROCEDURES
          -----------------------

          (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer, of the
               effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


          (b)  Changes in internal controls
               ----------------------------

               Not Applicable.


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

               Not Applicable.


Item 5.        Other Information
               -----------------

               Not Applicable.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

                 (a)    Exhibits - 99 - section 906 Certification

                 (b)    Reports on Form 8-K

                        The Registrant filed no Form 8-K's during the third quarter 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COMMUNITY BANCORP OF NEW JERSEY
                                        (Issuer)




Date: November 12, 2002      By: /s/ Robert D. O'Donnell
                                 ---------------------------------------------
                                 ROBERT D. O'DONNELL
                                 President and Chief Executive Officer






                             By:  /s/ Michael Bis
                                  ----------------------------------------------
                                  MICHAEL BIS
                                  Sr. Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Robert D. O'Donnell, President & CEO of Community Bancorp of New Jersey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Bancorp of New Jersey;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002             /s/ Robert D. O'Donnell
      -----------------             ------------------------------------
                                    Robert D. O'Donnell, President & CEO

                                  CERTIFICATION

I, Michael Bis, Vice President & CFO of Community Bancorp of New Jersey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Bancorp of New Jersey;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002           /s/ Michael Bis
      ------------------          --------------------------------------------
                                  Michael Bis, Senior Vice President & CEO