Form 10KSB
COMMUNITY BANCORP OF NEW JERSEY
filed 2003-03-21
CIK 1089720

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------
                                   FORM 10-KSB

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission File Number 000-26587


                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact name of registrant as specified in its charter)

               New Jersey                                        22-3666589
     (State of other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

3535 Highway 9 North, Freehold, New Jersey                          07728
 (Address of principal executive offices)                         (Zip Code)

                                 (732) 863-9000
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_| We have a late filer. |X|

Issuer's revenues for its most recent fiscal year $17,752,000. The aggregate market value of voting and non-voting equity held by non-affiliates was $45,205,195.

As of March 4, 2003, there were 3,173,224 shares of common stock, no par value per share outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                    10-KSB Item                    Document Incorporated
                    -----------                    ---------------------

Item 9.   Directors and Executive Officers   Proxy Statement for 2003 Annual
          of the Company; Compliance with    Meeting of Shareholders to be
          Section 16(a) of the Exchange Act  filed no later than April 30, 2003.

Item 10.  Executive Compensation             Proxy Statement for 2003 Annual
                                             Meeting of Shareholders to be
                                             filed no later than April 30, 2003.

Item 11.  Security Ownership of Certain      Proxy Statement for 2003 Annual
          Beneficial Owners and Management   Meeting of Shareholders to be
                                             filed no later than April 30, 2003.

Item 12.  Certain Relationships and Related  Proxy Statement for 2003 Annual
          Transactions                       Meeting of Shareholders to be
                                             filed no later than April 30, 2003.

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

      The Bank is a commercial bank formed under the laws of the State of New Jersey in 1997. The Bank operates from its main office at 3535 Highway 9 North, Freehold, New Jersey 07728, and seven branch offices located in Colts Neck, Freehold, Howell, Matawan, Manalapan (2) and Shrewsbury, New Jersey.

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

Service Area

      Our service area primarily consists of the Monmouth, Middlesex, and Ocean County, New Jersey market, although we make loans throughout New Jersey. The Bank operates its main office in Freehold Township, New Jersey, and branch offices in Colts Neck, Freehold Borough, Howell, Manalapan (2), Matawan and Shrewsbury, New Jersey.

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

Employees

      At December 31, 2002, the Bank employed 92 full-time employees and 23 part-time employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

      In addition, the BHCA was amended through the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the GLBA). Under the terms of the GLBA, bank holding companies whose subsidiary banks meet certain capital, management and Community Reinvestment Act standards are permitted to engage in a substantially broader range of non-banking activities than is permissible for bank holding companies under the BHCA. These activities include certain insurance, securities and merchant banking activities. In addition, the GLBA amendments to the BHCA remove the requirement for advance regulatory approval for a variety of activities and acquisitions by financial holding companies. As our business is currently limited to banking activities, we have not elected to become a financial holding company.

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

      The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more. The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I", consisting of common stockholders' equity, certain preferred stock and certain hybrid instruments, less certain goodwill items and other intangible assets. The remainder, "Tier II Capital", may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) non-qualifying hybrid capital instruments, (d) debt, (e) mandatory convertible securities, and (f) qualifying subordinated debt. Certain hybrid capital instruments, including specifically trust preferred securities, may be included in Tier I capital up to a maximum of 25% of Tier I capital. In December 2002, the Company issued $5.0 million through an offering of trust-preferred securities, all of which is counted as Tier I Capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case-by-case basis or as a matter of policy after formal rule-making).

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

Insurance of Deposits

      The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulator. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the Deposit Insurance Funds Act of 1996 (the Deposit Act), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (FICO) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at 1.68 basis points of assessed deposits per quarter.

Website Access to Company Information

      The Company's internet address on the world wide web is www.cbnj.com. Services and product descriptions are available on this website. Access to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K is available through a link on our website to a third-party provider, or from the NASDAQ and SEC website free of charge as soon as reasonably practicable after these material are electronically filed with the Securities and Exchange Commission.

Critical Accounting Policies, Judgments and Estimates

      The accounting and reporting policies of Community Bancorp of New Jersey conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Critical accounting policies, judgments and estimates relate to loans and the allowance for loan losses. These policies significantly affect the determination of the Company's financial position, results of operations and cash flows, and are summarized in Note B (Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements and discussed in the section captioned "Critical Accounting Policies, Judgments and Estimates" of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Items 6 and 7 of this Report, each of which is incorporated herein by reference

                       ITEM 2. -- DESCRIPTION OF PROPERTY

      The Bank conducts its business through its main office located at 3535 Highway 9 North, Freehold, New Jersey, and its seven branch offices and its operations center. The following table set forth certain information regarding the Bank's properties as of December 31, 2002.

                                                               Date of lease
             Location                    Leased or owned         expiration
-----------------------------------      ---------------       -------------

24 Route 34 South, Colts Neck, NJ            Leased            May 2021
3535 Highway 9 North, Freehold, NJ           Owned             N/A
31 East Main Street, Freehold, NJ            Leased            August 2007
4502 Highway 9 South, Howell, NJ             Leased            August 2013
267 Main Street, Matawan, NJ                 Leased            February 2019
191 Route Nine South, Manalapan, NJ          Owned             N/A
120 Route 33, Manalapan, NJ                  Leased            July 2007
541 Sycamore Avenue, Shrewsbury, NJ          Leased            June 2011
3499 Route 9 North, Freehold, NJ             Leased            March 2004

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

         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2002.

                                     PART II

       ITEM 5. -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the NASDAQ SmallCap market under the symbol CBNJ. The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap market for 2002 and 2001. These quotations reflect inter-dealer prices, without retail market, mark-down, or commission and may not represent actual transactions. These prices have been restated to reflect our 5% stock dividends paid in 2002 and 2001 and the 3-for-2 stock split effective in 2002.

                                               2002
                                       -------------------
                                        High         Low
                                       ------       ------

             1st  Quarter ...........  $15.87       $10.26
             2nd Quarter ............   16.67        12.50
             3rd Quarter ............   14.61        11.20
             4th Quarter ............   18.24        14.27

                                               2001
                                       -------------------
                                        High         Low
                                       ------       ------

             1st  Quarter ...........  $ 9.60       $ 8.62
             2nd Quarter ............   11.02         9.22
             3rd Quarter ............   11.11         9.21
             4th Quarter ............   10.86         9.08

      We have not paid cash dividends and do not anticipate paying cash dividends in the foreseeable future as we use our retained earnings to augment our capital and fund our future growth.

      In both 2002 and 2001, our Board of Directors declared a 5% stock dividend on our common stock. In 2002, our Board declared a 3-for-2 stock split. Our Board will consider the issuance of future stock dividends based upon our future financial performance, capital standing and the market value of our stock.

      As of December 31, 2002, we had 406 shareholders of record.

                 ITEM 6. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                          Year ended December 31, 2002

                              OVERVIEW AND STRATEGY

      Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. The Company acquired all the capital stock of the Bank in July 1999. The Bank commenced operations in 1997 with the goal of providing first class banking services through a locally headquartered financial institution, offering customers direct access to senior officers and decision makers. We seek to serve individuals, professionals, small businesses, and real estate developers in our Monmouth, Middlesex, and Ocean County, New Jersey, trade area, whom we believe are not adequately served by larger regional and multi-state financial institutions. Since it commenced operations in 1997, the Company has increased its asset base at a rapid pace. Our assets have grown from $34.8 million at December 31, 1997 to $332.2 million at December 31, 2002, a compound annual growth rate of 57.0%. This growth has come both through our success in penetrating our original market in the Freehold, New Jersey area, and through expansion into other market areas in New Jersey. We opened our second office in downtown Freehold, New Jersey, in September 1997, our third office in Howell, New Jersey, in November 1998, our fourth office in Matawan, New Jersey in February 1999, our fifth office in Manalapan, New Jersey in November 1999, our sixth office in Colts Neck, New Jersey in July 2001, our seventh office in Shrewsbury, New Jersey in October 2001 and our eighth office in Millhurst, New Jersey in November 2002.

      This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

              CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

      The allowance for loan loss is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Future increases to our allowance for possible loan losses, whether due to unexpected changes in economic conditions or otherwise, would adversely affect our future results of operations.

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

Net Income

      For the year ended December 31, 2002, net income increased to $2.0 million or $0.64 per share for basic and $0.61 per share for diluted earnings, compared to net income of $1.5 million or $0.48 per share for basic and $0.47 per share for diluted shares for the same period in 2001.

      The increase in net income was primarily due to a $2.1 million, or 24.4% increase in net interest income and a 35.7% increase in non-interest income, partially offset by an increase in the provision for loan losses and higher non-interest expense and higher income tax expense. The improvement in net income is attributable to our continued rapid growth. The results for the year ended December 31, 2002 were also positively affected as the Company realized $554 thousand in gains on sales of investment securities compared to no realized gains on sales of investment securities during the year ended December 31, 2001.

Net Interest Income

      For the year ended December 31, 2002, we recognized net interest income of $10.7 million as compared to $8.6 million for the year ended December 31, 2001. The increase in net interest income was largely due to an increase in the average balance of interest earning assets, which increased $73.5 million, or 38.6%, to $263.7 million from $190.2 million. The increase reflects an increase in average loans outstanding of $30.8 million, or 22.2% and an increase in average investment securities of $52.9 million, or 129.0% over the 2001 period.

      Primarily as a result of the increase in the average balance of interest-earning assets, our interest income increased to $15.9 million for the year ended December 31, 2002, from $14.2 million for the year ended December 31, 2001. The improvement in interest income was primarily due to volume-related increases in income from the loan portfolio of $2.5 million and volume-related increases in income of $2.9 million in the investment securities portfolio, partially offset by volume-related decreases in income of $471 thousand in Federal funds sold. In addition to the net volume-related increases, rate related decreases amounting to $3.3 million resulted as the average yield on our interest-earning assets decreased to 6.02% for the year ended December 31, 2002 from 7.45% for the year ended December 31, 2001.

      Total interest expense decreased 7.1% to $5.2 million for the 2002 period from $5.6 million for the 2001 period. This decrease in interest expense is primarily related to a decrease in average yield paid on interest-bearing liabilities of 139 basis points to 2.48% for the 2002 period compared to 3.87% for the 2001 period. The savings from the decline in rates was partially offset by an increase in the average balance of interest-bearing liabilities, which increased $66.1 million to $210.6 million for the 2002 period compared to $144.5 million for the 2001 period. Volume-related increases in interest expense accounted for $2.4 million of increased expense and were offset by rate reductions amounting to $2.8 million in reduced expense. The volume related increases in interest-bearing liabilities and expense-rate reductions were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth and investment securities purchases. These strategies were implemented by our ALCO Committee as the Federal Reserve Bank reduced the target funds rate to 1.25% by December 31, 2002.

      The net interest margin was 4.04% in 2002 compared to 4.51% in 2001. The decline resulted primarily from timely implementation of asset/liability management strategies which leveraged the balance sheet during the 2002 period, resulting in reduced net interest margin percentage offset by increased net interest income.

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

                                                                           Year ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                      2002                          2001                          2000
                                          ----------------------------  ----------------------------  ----------------------------
                                                               Average                       Average                       Average
                                                     Interest   rates              Interest   rates             Interest    rates
                                          Average    income/   earned/  Average    income/   earned/  Average    income/   earned/
                                          balance    expense    paid    balance    expense    paid    balance    expense    paid
                                          -------    --------  -------  -------    --------  -------  -------   --------   -------
                                                                     (In thousands, except percentage)
Assets

Interest-earning assets
  Loans (net of unearned
  income) (1)                             $169,260   $12,098    7.15%   $138,522   $11,388    8.22%   $ 97,685   $ 8,454    8.65%
Investment securities                       93,885     3,768    4.01      41,000     2,278    5.56      32,102     1,994    6.21
Federal funds sold                             601        12    2.00      10,717       499    4.66      13,166       832    6.32
                                          --------   -------            --------   -------            --------   -------

    Total interest-earning assets          263,746    15,878    6.02     190,239    14,165    7.45     142,953    11,280    7.89
                                          --------   -------            --------   -------            --------   -------

Non-interest-earning assets                 18,404                        14,775                        11,365
Allowance for possible loan losses          (2,248)                       (1,799)                       (1,363)

    Total assets                          $279,902                      $203,215                      $152,955
                                          ========                      ========                      ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities
  NOW deposits                            $ 21,020   $   214    1.02    $ 19,578   $   260    1.33%   $ 15,524   $   270    1.74%
  Savings deposits                          82,329     1,610    1.96      50,972     1,461    2.87      44,263     1,891    4.27
  Money market deposits                      7,278       158    2.17       6,482       217    3.35       6,079       292    4.80
  Time deposits                             90,738     3,075    3.39      66,425     3,623    5.45      40,277     2,493    6.19
  Trust preferred securities                   178         8    4.76        --        --      --          --        --      --
  Borrowed funds                             9,015       160    1.77       1,063        30    2.82        --        --      --
                                          --------   -------            --------   -------            --------   -------

    Total interest-bearing liabilities     210,558     5,225    2.48     144,520     5,591    3.87     106,143     4,946    4.66
                                          --------   -------            --------   -------            --------   -------

Non-interest bearing liabilities
  Demand deposits                           46,050                        36,296                        26,486
  Other liabilities                          1,000                         2,118                         1,644
                                          --------                      --------                      --------

     Total non-interest bearing
     liabilities                            47,050                        38,414                        28,130

  Stockholders' equity                      22,294                        20,281                        18,682
                                          --------                      --------                      --------

    Total liabilities and
    stockholders' equity                  $279,902                      $203,215                      $152,955
                                          ========                      ========                      ========

Net interest spread (2)                                         3.54                          3.58                          3.23

Net interest margin (3)                                         4.04                          4.51                          4.43

Net interest income                                  $10,653                       $ 8,574                       $ 6,334
                                                     =======                       =======                       =======

(1)   Included in interest income on loans are rate related loan fees.

(2) The interest rate spread is the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of average interest-bearing liabilities.

(3) The interest rate margin is calculated by dividing net interest income by average interest-earning assets.

      The following table presents by category the major factors that contributed to the changes in net interest income for the periods indicated below. Amounts have been computed on a fully tax-equivalent basis.

                                Year ended December 31, 2002     Year ended December 31, 2001
                                    vs. December 31, 2001            vs. December 31, 2000
                                -----------------------------    -----------------------------
                                            Increase (decrease) due to change in
                                --------------------------------------------------------------
                                Average    Average               Average    Average
                                volume      rate        Net      volume      rate        Net
                                -------    -------    -------    -------    -------    -------
                                                            (In thousands)
Interest income
   Loans                        $ 2,527    $(1,817)   $   710    $ 3,534    $  (600)   $ 2,934
   Investment securities          2,938     (1,448)     1,490        553       (269)       284
   Federal funds sold              (471)       (16)      (487)      (155)      (178)      (333)
                                -------    -------    -------    -------    -------    -------

       Total interest income      4,994     (3,281)     1,713      3,932     (1,047)     2,885
                                -------    -------    -------    -------    -------    -------

Interest expense
   NOW deposits                      19        (65)       (46)        71        (81)       (10)
   Savings deposits                 899       (750)       149        287       (717)      (430)
   Money market                      27        (86)       (59)        19        (94)       (75)
   Time deposits                  1,326     (1,874)      (548)     1,618       (488)     1,130
   Trust preferred securities      --            8          8       --         --         --
   Borrowed funds                   141        (11)       130         30       --           30
                                -------    -------    -------    -------    -------    -------

       Total interest expense     2,412     (2,778)      (366)     2,025     (1,380)       645
                                -------    -------    -------    -------    -------    -------

       Net interest income      $ 2,582    $  (503)   $ 2,079    $ 1,907    $   333    $ 2,240
                                =======    =======    =======    =======    =======    =======

Provision for Loan Losses

      The provision we recorded for the year ended December 31, 2002 was $893 thousand compared to $386 thousand for the year ended December 31, 2001. The provision is the result of our review of several factors, including loan charge-offs of $451 thousand during the period ended December 31, 2002 compared to $6 thousand for the same prior year period. In addition, the increased provision reflects increased loan balances and management's assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. We had no non-performing assets at the end of each of 2002 and 2001. The allowance for loan losses totaled $2.4 million, or 1.31% of total loans at December 31, 2002, compared to $2.0 million, or 1.33% of total loans, at December 31, 2001.

Non-Interest Income

      Non-interest income amounted to $1.9 million for the year ended December 31, 2002, compared to $1.4 million for the year ended December 31, 2001, an increase of $446 thousand, or 31.2%. The increase was primarily attributable to gains on sales of investment securities of $554 thousand compared to no such gains during the prior year. In addition, the Company also had an increase in service fees on deposits of $33 thousand, or 8.2%, an increase in other fees and commissions of $217 thousand, or 78.3%. These increases were partially offset by a decrease in loan servicing fees of $358 thousand, or 47.8%. The growth in service fees on deposits and other fees and commissions reflects the growth in transaction account deposits and activity. The decrease in non-interest fee income on loans was attributable to a decrease in loan participations and the fees and commissions generated on those transactions. The gains on sales of investment securities resulted from the implementation of asset/liability management strategies intended to shorten the duration of our investment securities portfolio.

Non-Interest Expense

      Non-interest expense amounted to $8.5 million for the year ended December 31, 2002, compared to $7.3 million for the year ended December 31, 2001, an increase of $1.2 million, or 16.4%. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other costs generally attributable to our growth. Of this increase, employment costs increased $612 thousand, or 18.0%, and reflected increases in the number of employees from 95 full-time equivalents at December 31, 2001 to 104 full-time equivalents at December 31, 2002. The increase in personnel is attributable to the acquisition of additional support personnel required due to our growth and the opening of one new branch office in 2002 and the full year expenses associated with the opening of two new offices during the last half of 2001.

      Occupancy expenses increased $401 thousand, or 32.6%, to $1.6 million for the year ended December 31, 2002. The increase was attributable to the opening of three new branch offices since the second half of 2001, which resulted in increased lease expense and increased maintenance costs. In addition, the Company recognized increased depreciation costs associated with new facilities and purchases of computer processing equipment.

      Other operating expenses increased $180 thousand, or 6.8% to $2.8 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services amounted to $904 thousand, an increase of $165 thousand; professional fees amounted to $448 thousand, an increase of $124 thousand; marketing and advertising costs amounted to $470 thousand, an increase of $53 thousand; stationery, communications and office costs amounted to $317 thousand, an increase of $50 thousand; and all other expenses amounted to $460 thousand, an increase of $109 thousand. These increases were partially offset by a decrease in stationery and printing costs of $107 thousand to $213 thousand and a decrease in systems conversion costs of $214 thousand to $3 thousand. These decreases resulted from the successful systems conversions which were completed during 2001.

      We anticipate that the expense of our expanding bank branch office system, combined with increased expenses associated with our expanding lending activities, as well as increased costs associated with our ongoing efforts to penetrate our target markets, will continue to increase non-interest expense next year.

Income Tax Expenses

      We recognized $1.2 million and $844 thousand in income tax expense for the years ended December 31, 2002 and 2001, respectively. The effective tax rate for the year ended December 31, 2002 was 36.5% compared to 35.8% for the year ended December 31, 2001.

Financial Condition

      At December 31, 2002, our total assets were $332.2 million, an increase of $86.6 million, or 35.3% over total 2001 year end assets of $245.6 million. At December 31, 2002, our net loans were $180.6 million, an increase of $35.0 million, or 24.0% from the $145.6 million reported at December 31, 2001. Investment securities increased to $131.7 million at December 31, 2002, from $80.7 million at December 31, 2001, an increased of $51.0 million or 63.2%. At December 31, 2002 and December 31, 2001, we had no Federal Funds sold.

Loan Portfolio

      At December 31, 2002 our total loans were $183.0 million, an increase of $35.4 million, or 24.0%, over our total loans of $147.6 million at December 31, 2001. Our loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction, and consumer loans.

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

      Within the portfolio, commercial mortgage loans remained the largest component, constituting 51.4% of the total portfolio. These loans increased by $19.8 million, or 26.7%. Our commercial and industrial loans also declined during 2002, with year end balances declining by $8.7 million to 13.3 million, or 7.3% of our total portfolio, from $22.0 million or 14.9% or our total portfolio.

      The following table sets forth the classification of our loans by major category, net of unearned discounts and deferred loan fees for the periods indicated below.

                                                                             December 31,
                                 ---------------------------------------------------------------------------------------------------
                                       2002                 2001                 2000                1999                1998
                                 -----------------    -----------------    -----------------   -----------------   -----------------
                                 Amount    Percent    Amount    Percent    Amount    Percent   Amount    Percent   Amount    Percent
                                 ------    -------    ------    -------    ------    -------   ------    -------   ------    -------
                                                                 (In thousands, except for percentages)

Commercial and industrial       $ 46,998     25.7%   $ 25,736     17.4%   $ 24,865     20.4%   $15,137     18.3%   $ 8,514     18.7%
Real estate - non-residential
     properties                   94,067     51.4      74,258     50.3      56,849     46.6     38,814     47.0     19,413     42.5
Residential properties             5,829      3.2       6,970      4.7       7,867      6.4      7,254      8.8      6,941     15.2
Construction                      13,295      7.3      21,962     14.9      17,046     14.0      8,895     10.7      3,582      7.9
Consumer                          22,193     12.1      18,559     12.6      14,275     11.7     12,476     15.1      6,376     14.0
Other                                585      0.3         118      0.1       1,064      0.9         56      0.1        803      1.7
                                --------    -----    --------    -----    --------    -----    -------    -----    -------    -----

     Total loans                $182,967    100.0%   $147,603    100.0%   $121,966    100.0%   $82,632    100.0%   $45,629    100.0%
                                ========    =====    ========    =====    ========    =====    =======    =====    =======    =====

      The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans which have fixed and variable rates at December 31, 2002.

                              Within 1    1 to 5      After 5
                                year       years       years       Total
                              --------    -------     -------     -------

Commercial and industrial     $36,034     $ 8,445     $ 2,519     $46,998
Construction                   12,851         144         300      13,295
                              -------     -------     -------     -------

    Total                     $48,885     $ 8,589     $ 2,819     $60,293
                              =======     =======     =======     =======

Fixed rate loans                                                  $19,153
Variable rate loans                                                41,140
                                                                  -------

    Total                                                         $60,293
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

      Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. We had no loans past due 90 days or more at any of the years ended December 31, 1998 though 2002, although during the course of 2002, we charged off $452 thousand in non-performing loans. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

      At year end for each of the years 1998 through 2002, we had no non-performing assets, although during the course of 2002, we charged off $452 thousand in non-performing loans. We maintain a risk rating system for grading all non-consumer credit facilities. The purpose of the system is to detect changes in loan quality for individual credits and for homogenous pools of loans in the portfolio. All such credits are assigned a numerical rating in accordance with criteria established in ten categories ranging from #1-Excellent to #10-Loss. Definitions for categories #6-Special Mention Loans, #7-Substandard, #8-Doubtful, #9-Specific Reserve, and #10-Loss are consistent with those established by federal regulatory agencies. The initial rating is assigned at inception and reviewed annually when financial statements are received and at other times when deterioration in a relationship is detected. An independent outsourced loan review function tests these ratings in its normal course and resolves any rating differences. Any loan, including unrated consumer credits, may be assigned to a watch list of credits, identified by management as credits warranting special attention for a variety of reasons which might bear on ultimate collectibility.

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

      As of December 31, 2002, $356 thousand in loans were classified as substandard, $82 thousand in loans were classified as doubtful, and no loans were classified as loss. As of December 31, 2001, 2000, 1999 and 1998, no loans were classified as substantial, doubtful or loss.

Allowance for Loan Losses

      We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, our Directors Loan Committee, and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least monthly, and, as adjustments become necessary, they are realized in the periods in which they become known. During 2002, $452 thousand in loans were charged directly to the allowance when the loss was identified. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

      Our allowance for possible loan losses totaled $2.4 million at December 31, 2002, or 1.31% of total loans outstanding. We had no non-performing loans or loans past due 90 days or more at December 31, 2002 and 2001.

      The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated.

                                                                        Year ended December 31,
                                                           ---------------------------------------------------
                                                            2002       2001       2000       1999       1998
                                                           -------    -------    -------    -------    -------
                                                                    (In thousands, except percentages)

Balance at beginning of period                             $ 1,964    $ 1,584    $ 1,237    $   914    $   250
Charge-offs - commercial                                      (444)      --         --         --         --
Charge-offs - consumer                                          (8)        (6)        (1)        (2)      --
Recoveries - consumer                                            1       --         --         --         --
                                                           -------    -------    -------    -------    -------
    Net charge-offs                                           (451)        (6)        (1)        (2)      --
Provision charged to expense                                   893        386        348        325        664
                                                           -------    -------    -------    -------    -------

Balance of allowance at end of period                      $ 2,406    $ 1,964    $ 1,584    $ 1,237    $   914
                                                           =======    =======    =======    =======    =======

Ratio of net charge-offs to average loans outstanding         0.27%      --  %      --  %      --  %       N/A
                                                           =======    =======    =======    =======    =======

Balance of allowance at period-end as a percent of loans
    at period end                                             1.31%      1.33%      1.30%      1.50%      2.04%
                                                           =======    =======    =======    =======    =======

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

                                                                        December 31,
                        ------------------------------------------------------------------------------------------------------------
                                2002                  2001                  2000                  1999                  1998
                        -------------------- ---------------------  --------------------  --------------------  --------------------
                        Allocation  % of all  Allocation  % of all  Allocation  % of all  Allocation  % of all  Allocation  % of all
                          amount     loans      amount     loans      amount     loans      amount     loans      amount     loans
                        ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                  (In thousands, except percentages)

Balance applicable to

  Commercial loans        $  548       25.7%    $  346       17.4%    $  281       20.4%    $  185       18.3%    $   96       18.7%

  Real estate non-
    Residential
    properties             1,128       51.4        996       50.3        641       46.6        628       47.0        309       42.5

  Residential
    properties                31        3.2         65        4.7         39        6.4         36        8.8         35       15.2

  Construction               344        7.3        295       14.9        377       14.0        178       10.7         72        7.9

  Consumer loans             296       12.1        234       12.6        128       11.7        113       15.1         55       14.0

  Other                        3        0.3          2        0.1         27        0.9         14        0.1         16        1.7
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
  Subtotal                 2,350      100.0      1,938      100.0      1,493      100.0      1,154      100.0        583      100.0

  Unallocated reserves        56       --           26       --           91       --           83       --          331       --
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
     Total                $2,406      100.0%    $1,964      100.0%    $1,584      100.0%    $1,237      100.0%    $  914      100.0%
                          ======     ======     ======     ======     ======     ======     ======     ======     ======     ======

Investment Securities

      We maintain an investment portfolio to fund increased loans or decreased deposits and other liquidity needs and to provide an additional source of interest income. The portfolio is composed of obligations of U.S. Government and agencies, government sponsored entities, and a limited amount of corporate debt securities.

      We follow Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, securities are classified as securities held to maturity based on management's intent and our ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholders' equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital, or other similar requirements. The Bank has no trading securities.

      Management determines the appropriate classification at the time of purchase. At December 31, 2002, we classified $131.7 million, or 100%, of our investment portfolio as available-for-sale. These available-for-sale securities had a cost basis of $130.6 million. The fair value adjustment at December 31, 2002 required us to increase the carrying value of these investment securities by $1.1 million, decrease the deferred tax benefit by $421 thousand, and increase stockholders' equity by $688 thousand. Securities with a cost of $173.3 million were purchased for the available-for-sale account during 2002.

      Total investment securities at December 31, 2002 were $131.7 million, an increase of $51.0 million, or 63.2% over total investment securities of $80.7 million at December 31, 2001. The increase during 2002 resulted as we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities. This strategy developed from our analysis of several economic scenarios, including reduced loan growth and deposit repricing opportunities. We maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

      The amortized cost and fair value of our investment securities are as follows (in thousands):

                                             December 31, 2002        December 31, 2001       December 31, 2000
                                           ---------------------    --------------------    --------------------
                                           Amortized     Fair       Amortized    Fair       Amortized    Fair
                                             Cost        value        cost       value        cost       value
                                           ---------    --------    ---------   --------    ---------   --------

Investment securities available-for-sale
   U.S. Government and agency
      securities                            $128,937    $130,046    $ 64,569    $ 64,959    $ 33,798    $ 33,842
   Corporate debt securities and other         1,630       1,630         480         480         264         264
                                            --------    --------    --------    --------    --------    --------
                                            $130,567    $131,676    $ 65,049    $ 65,439    $ 34,062    $ 34,106
                                            ========    ========    ========    ========    ========    ========

Investment securities held-to-maturity
   U.S. Government and agency
      securities                            $   --      $   --      $ 14,275    $ 14,136    $  9,998    $  9,955
   Corporate debt securities and other          --          --         1,035       1,081         500         514
                                            --------    --------    --------    --------    --------    --------
                                            $   --      $   --      $ 15,310    $ 15,217    $ 10,498    $ 10,469
                                            ========    ========    ========    ========    ========    ========

      The amortized cost and fair value of our investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                  Available-for-sale
                                               ------------------------
                                               Amortized         Fair
                                                 cost            value
                                               ---------       --------

Due in one year or less                        $   --          $   --
Due after one year through five years           129,437         130,546
Due after five years through ten years             --              --
Due after ten years                               1,130           1,130
                                               --------        --------
                                               $130,567        $131,676
                                               ========        ========

Deposits

     Our total deposits at December 31, 2002, were $291.6 million, an increase of $70.5 million, or 31.9% over total deposits of $221.1 million at December 31, 2001. Deposits are our primary source of funds. The growth in deposits during this period was primarily due to the expansion and maturation of our branch system, as well as a significant increase in the amount of time deposits reflecting promotional activities at our branches. These promotions were targeted to retain maturing deposits and to gain market penetration. Time deposits represented 39.1% of our total deposits last year and they increased to 39.6% of our total deposits at December 31, 2002.

     We seek to emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. During our startup phase, we emphasized the origination of savings deposits, which equaled $92.5 million at December 31, 2002, by offering rates higher than our peer group institutions. As we have established ourselves within our trade area, we have managed our rates to more closely match the market, resulting in our total cost of deposits of 2.04% for 2002. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate amount paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions.

     The following table sets forth the average amounts of various types of deposits at the periods indicated.

                                                    Year ended December 31,
                                 --------------------------------------------------------------
                                        2002                  2001                  2000
                                 ------------------    ------------------    ------------------
                                 Average    Average    Average    Average    Average    Average
                                 balance     cost      balance     cost      balance     cost
                                 -------    -------    --------   -------    -------    -------
                                              (In thousands, except percentages)

Non-interest-bearing demand      $ 46,050     --  %    $ 36,296     --  %    $ 26,486     --  %
Interest-bearing demand (NOW)      21,020     1.02       19,578     1.33       15,524     1.74
Savings deposits                   82,329     1.96       50,972     2.87       44,263     4.27
Money Market Deposits               7,278     2.17        6,482     3.35        6,079     4.80
Time deposits                      90,738     3.39       66,425     5.45       40,277     6.19
                                 --------     ----     --------     ----     --------     ----
    Total                        $247,415     2.04%    $179,753     3.09%    $132,629     3.73%
                                 ========     ====     ========     ====     ========     ====

      The following table summarizes the maturity distribution of certificates of deposits as of December 31, 2002.

                                                           Time CD's
                                                       $100,000 and over
                                                     --------------------
                                                      Amount     Percent
                                                     --------   ---------
                                             (In thousands, except percentages)

Due in three months or less                           $14,937      38.7%
Due over three months through six months                5,604      14.5
Due over six months through twelve months              11,827      30.6
Due over one year through three years                   6,236      16.2
                                                      -------     -----
   Total certificates of deposit                      $38,604     100.0%
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

      At December 31, 2002, we maintained a one year negative cumulative gap of 2.68% of total assets, or $8.9 million, which was within our Board of Directors approved guidelines.

                                           Interest sensitivity gap at December 31, 2002
                                  ----------------------------------------------------------------
                                              Mature or repricing in (1)
                                  ---------------------------------------------------      Non-
                                  3 months      3 through     1 through       Over       interest
                                  or less       12 months      3 years       3 years      bearing       Total
                                  --------      ---------     ---------     ---------    ---------    ---------
Assets
   Investment securities
      available-for-sale (2)      $  23,512     $  61,380     $  25,900     $  19,775    $    --      $ 130,567
   Loans                             61,557         7,057        21,728        92,867         --        183,209
   Valuation reserves (2)              --            --            --            --         (1,539)      (1,539)
   Non-interest earning assets         --            --            --            --         19,982       19,982
                                  ---------     ---------     ---------     ---------    ---------    ---------
      Total assets                $  85,069     $  68,437     $  47,628     $ 112,642    $  18,443    $ 332,219
                                  =========     =========     =========     =========    =========    =========

Liabilities and stockholders'
      equity
   NOW accounts                   $   5,864     $    --       $  17,591     $    --      $    --      $  23,455
   Money market accounts              4,126          --           4,126          --           --          8,252
   Savings deposits                  46,266          --          46,266          --           --         92,532
   CD's $100,000 and over            14,937        17,431         6,236          --           --         38,604
   CD's under $100,000               19,826        37,452        19,537          --           --         76,815
   Short-term borrowings             11,500          --            --            --           --         11,500
   Trust preferred                    5,000          --            --            --           --          5,000
   Non-interest bearing
      deposits                         --            --            --            --         51,971       51,971
   Other liabilities                   --            --            --            --            492          492
   Stockholders' equity                --            --            --            --         23,598       23,598
                                  ---------     ---------     ---------     ---------    ---------    ---------
      Total liabilities and
         stockholders' equity     $ 107,519     $  54,883     $  93,756     $    --      $  76,061    $ 332,219
                                  =========     =========     =========     =========    =========    =========

Interest rate sensitivity gap     $ (22,450)    $  13,554     $ (46,128)    $ 112,642    $ (57,618)

Cumulative gap                    $ (22,450)    $  (8,896)    $ (55,024)    $  57,618    $    --

Cumulative gap to total assets        (6.76)%       (2.68)%      (16.56)%       17.34%

(1) The following are the assumptions that were used to prepare the gap analysis:

      a. Investment securities are included at amortized cost in the period in which they mature at stated maturity, except for government agency securities with coupon rates of 3.99% and above and with call provisions of one year or less, which are stated as maturing at the call date.

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

(2) Valuation reserves include allowance for loan losses, FASB No. 91 deferred fees and the investment securities available-for-sale mark-to-market adjustment.

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

      Liquid assets (consisting of cash, federal funds sold and investment securities classified as available-for-sale) comprised 42.5% and 30.4% of our total assets at December 31, 2002 and 2001, respectively.

      Should liquidity needs arise to fund new loan demand, we have the capability to sell our available-for-sale securities, and to purchase federal funds as alternative sources of liquidity. We have established credit lines with other financial institutions to purchase up to $11.0 million in federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During 2000, we became a member of the Federal Home Loan Bank of New York and have an overnight borrowing line of $12.2 million and a term borrowing line of an additional $12.2 million. Subject to certain requirements, these lines may be increased by 100%. In addition, subject to certain requirements, we may also obtain longer term advances of up to 25% of our assets. As of December 31, 2002, we have $11.5 million in overnight borrowings.

      Management believes that our current sources of funds provide adequate liquidity for our current cash flow needs.

Short-Term Borrowings

      Short-term borrowings consists of overnight federal funds purchased and short-term advances from the Federal Home Loan Bank of New York, which generally have maturities of less than one month. The details of these categories are presented below:

                                                       Year ended December 31,
                                                         2002          2001
                                                       --------      ---------

Federal funds purchased and short-term advances
    Balance at year-end                                $ 11,500      $  1,600
    Average during the year                               9,015         1,063
    Maximum month-end balance                            15,700         2,500
    Weighted average rate during the year                  1.77%         2.82%
    Rate at December 31                                    1.35%         1.85%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      The Company issued $5.0 million of trust preferred securities to a pooled investment vehicle sponsored by Bear, Stearns & Co., Inc. on December 20, 2002. These securities have a floating interest rate equal to three month LIBOR plus 335 basis points, which resets quarterly. The initial interest rate is 4.76%. The variable interest rate is capped at 12.5% though January 7, 2008. The securities mature on January 7, 2033, and may be called at par by the Company any time after January 7, 2008. The securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

      Although the subordinated debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company. At December 31, 2002 the $5.0 million of the Trust Preferred Securities qualified for treatment as Tier I capital.

Contractual Obligations and Other Commitments

      The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2002:

                                                                        One to      Four to      After
                                                           Less than     three       five        five
                                                 Total     one year      years       years       years
                                                --------   ---------    --------    --------    --------
                                                                 (dollars in thousands)

Minimum annual rentals on noncancellable
   operating leases                             $  8,848    $    375    $    974    $  1,039    $  6,460
Remaining contractual maturities of time
   deposits                                      115,419      89,646      25,773        --          --
Loan commitments                                  35,785      24,352        --          --        11,433
Short-term borrowed funds                         11,500      11,500        --          --          --
Guaranteed preferred beneficial interests in
   Company's subordinated debentures               5,000        --          --          --         5,000
Standby letters of credit                          4,042       4,042        --          --          --
                                                --------    --------    --------    --------    --------
      Total                                     $180,594    $129,915    $ 26,747    $  1,039    $ 22,893
                                                ========    ========    ========    ========    ========

The Company had no capital leases at December 31, 2002.

Capital

      A significant measure of the strength of a financial institution is its capital base. Our federal regulators have classified and defined capital into the following components: (1) Tier I capital, which includes common stock, qualifying preferred stock, and certain hybrid capital instruments, such as trust preferred securities, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock and hybrid capital instruments which do not qualify for Tier I capital. Minimum capital levels are regulated by risk-based capital adequacy guidelines which require a financial institution to maintain capital as a percent of its assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). A financial institution is required to maintain, at a minimum, Tier I capital as a percentage of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percentage of risk-adjusted assets of 8.0%.

      In addition to the risk-based guidelines, the federal regulators require that a financial institution which meets the regulators' highest performance and operation standards maintain a minimum leverage ratio (Tier I capital as a percentage of tangible assets) of 3.0%. For those institutions with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio will be proportionately increased by 100 to 200 basis points. Minimum leverage ratios for the Company are evaluated through the ongoing regulatory examination process.

      The following table sets forth certain capital performance ratios for the Company.

                                         2002       2001       2000
                                         ----       ----       ----

Capital performance
    Return on average assets             0.72%      0.74%      0.75%
    Return on average equity             9.06%      7.45%      6.17%

      The following table summarizes our risk-based and leverage ratios at December 31, 2002, as well as the required minimum regulatory capital ratios.

                                                                                                       To be well-
                                                                                                    capitalized under
                                                                              For capital           prompt corrective
                                                        Actual             adequacy purposes        action provisions
                                                 -------------------      -------------------      -------------------
                                                  Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                 --------    -------      --------    -------      --------    -------

As of December 31, 2002

     Total capital (to risk-weighted assets)
        Community Bancorp of New Jersey          $30,316      13.68%      $17,605  >/=  8.00%          N/A        N/A
        Community Bank of New Jersey              25,322      11.51        17,593  >/=  8.00       $21,991  >/= 10.00%

     Tier I capital (to risk-weighted assets)
        Community Bancorp of New Jersey           27,910      12.68         8,803  >/=  4.00%          N/A        N/A
        Community Bank of New Jersey              22,916      10.42         8,796  >/=  4.00        13,195  >/=  6.00

     Tier I capital (to average assets)
        Community Bancorp of New Jersey           27,910       8.75         9,564  >/=  3.00%          N/A        N/A
        Community Bank of New Jersey              22,916       7.19         9,564  >/=  4.00        15,941  >/=  5.00

As of December 31, 2001

     Total capital (to risk-weighted assets)
        Community Bancorp of New Jersey          $22,859      13.39%      $13,654  >/=  8.00%          N/A        N/A
        Community Bank of New Jersey              22,864      13.40        13,654  >/=  8.00       $17,067  >/= 10.00%

     Tier I capital (to risk-weighted assets)
        Community Bancorp of New Jersey           20,895      12.24         6,827  >/=  4.00%          N/A        N/A
        Community Bank of New Jersey              20,900      12.25         6,827  >/=  4.00        10,240  >/=  6.00

     Tier I capital (to average assets)
        Community Bancorp of New Jersey           20,895       9.17         6,836  >/=  3.00%          N/A        N/A
        Community Bank of New Jersey              20,900       9.17         6,836  >/=  3.00        11,394  >/=  5.00

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

Recent Accounting Pronouncements

      On January 1, 2002 the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

      SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. For entities that use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. The expanded annual disclosures are provided in the 2002 financial statements.

                         ITEM 7. -- FINANCIAL STATEMENTS

      The information required by this item is filed herewith.

            ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

               ITEM 9. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(a)

      Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "ELECTION OF DIRECTORS" and information concerning compliance with
Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

      The following table sets forth certain information about each of our executive officers who are not also a director.

                                                    Principal occupation
Name, age and position        Officer since        during past five years
----------------------        -------------     ----------------------------

Robert Babin, 50                  1999          Chief Information Officer of
Senior Vice President and                       the Bank; formerly Vice
Chief Information Officer                       President Information
                                                Technology at Lockport
                                                Savings Bank and Amboy
                                                National Bank

Michael Bis, 54                   1999          Chief Financial Officer of the
Senior Vice President and                       Bank; formerly Controller
Chief Financial Officer                         of Carnegie Bank N.A.

                       ITEM 10. -- EXECUTIVE COMPENSATION

      Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the captions "EXECUTIVE COMPENSATION AND ALL OTHER COMPENSATION" and "COMPENSATION OF DIRECTORS", which is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

         ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy statement for the Company's 2003 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

      The following tale sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                                                       (1)             (1)              (1)
                                                                                     Number of
                                                                                    securities
                                                                                     remaining
                                                    Number of                      available for
                                                  securities to     Weighted-     future issuance
                                                    be issued        average       under equity
                                                      upon          exercise       compensation
                                                   exercise of      price of           plans
                                                   outstanding     outstanding      (excluding
                                                    options,        options,        securities
                                                    warrants        warrants       reflected in
                                                   and rights      and rights       column (a))
                   Plan category                       (a)             (b)              (c)
----------------------------------------------    -------------    -----------    --------------

Equity compensation plans approved by security
   holders                                           559,771          $8.16           74,237

Equity compensation plans not approved by
   security holders                                     --             --               --

(1) Adjusted for stock dividends and stock split.

           ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 2003 Annual Meeting under the caption "INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS", which is incorporated herein by reference. It is expected that such Proxy statement will be filed with the Securities and Exchange Commission no later than April 30, 2003.

                ITEM 13. -- EXHIBITS LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit number                          Description of Exhibits
      --------------                          -----------------------

           10 Change in control agreement with James A. Kinghorn dated July 11, 2002

           21               Subsidiaries of the Registrant

           23               Consent of Grant Thornton LLP

           99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            (i)   None

                       ITEM 14. -- CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's SEC filings.

      Since the date of the most recent evaluation of the Company's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect such internal controls.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY BANCORP OF NEW JERSEY


                                   By: /s/ Robert D. O'Donnell
                                       -----------------------------------------
                                           Robert D. O'Donnell
      Dated: March 13, 2003                President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                          TITLE                              DATE
     ----                          -----                              ----

/s/    Robert D. O'Donnell
   ----------------------------
     Robert D. O'Donnell           Director, President and
                                     Chief Executive Officer      March 13, 2003

/s/    Michael Bis
   ----------------------------
     Michael Bis                   Chief Financial Officer        March 13, 2003

/s/    Howard M. Schoor
   ----------------------------
    Howard M. Schoor               Chairman of the Board          March 13, 2003

/s/    Eli Kramer
   ----------------------------
     Eli Kramer                    Vice Chairman of the Board     March 13, 2003

/s/    Charles P. Kaempffer
   ----------------------------
     Charles P. Kaempffer, CPA     Vice Chairman of the Board     March 13, 2003

/s/    Morris Kaplan
   ----------------------------
     Morris Kaplan                 Director                       March 13, 2003

/s/    Robert M. Kaye
   ----------------------------
     Robert M. Kaye                Director                       March 13, 2003

/s/    William J. Mehr
   ----------------------------
     William J. Mehr, Esq.         Director                       March 13, 2003

/s/    Arnold G. Silverman
   ----------------------------
     Arnold G. Silverman           Director                       March 13, 2003

/s/    Lewis Wetstein
   ----------------------------
    Lewis Wetstein, M.D.           Director                       March 13, 2003

/s/    James A. Kinghorn
   ----------------------------
    James A. Kinghorn              Director and Executive
                                    Vice President                March 13, 2003

                                  CERTIFICATION

I, Robert D. O'Donnell, President & CEO of Community Bancorp of New Jersey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Bancorp of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                    /s/ Robert D. O'Donnell
                                           -------------------------------------
                                            Robert D. O'Donnell, President & CEO

                                  CERTIFICATION

I, Michael Bis, Senior Vice President & CFO of Community Bancorp of New Jersey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Community Bancorp of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                /s/ Michael Bis
                                       -----------------------------------------
                                        Michael Bis, Senior Vice President & CFO

                         COMMUNITY BANCORP OF NEW JERSEY

                           Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                              December 31,
                                                         ----------------------
          ASSETS                                            2002         2001
                                                         ---------    ---------

    Cash and due from banks                              $   9,424    $   9,342

    Investment securities available-for-sale               131,676       65,439
    Investment securities held-to-maturity (fair
       value of $15,217 at December 31, 2001                  --         15,310

    Loans receivable                                       182,967      147,603
    Less allowance for loan losses                          (2,406)      (1,964)
                                                         ---------    ---------

          Net loans receivable                             180,561      145,639

    Premises and equipment, net                              6,280        6,335
    Accrued interest receivable                              2,193        1,457
    Other assets                                             2,085        2,116
                                                         ---------    ---------

          Total assets                                   $ 332,219    $ 245,638
                                                         =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits
       Non-interest bearing - demand                     $  51,971    $  43,539
       Interest bearing - NOW                               23,455       24,741
       Savings and money market                            100,784       66,466
       Certificates of deposit, under $100,000              76,815       47,894
       Certificates of deposit, $100,000 and over           38,604       38,488
                                                         ---------    ---------

          Total deposits                                   291,629      221,128

    Short-term borrowings                                   11,500        1,600
    Accrued interest payable                                    38        1,334
    Other liabilities                                          454          433
    Guaranteed preferred, beneficial interest in the
       Company's subordinated debt                           5,000         --
                                                         ---------    ---------

          Total liabilities                                308,621      224,495
                                                         ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock - authorized, 10,000,000 shares of
       no par value; issued and outstanding, net of
       treasury shares, 3,172,945 and 2,014,729 shares
       at December 31, 2002 and 2001, respectively          25,512       23,147
    Accumulated deficit                                     (2,239)      (1,889)
    Accumulated other comprehensive income                     688          248
    Treasury stock, 22,357 shares, at cost                    (363)        (363)
                                                         ---------    ---------

          Total stockholders' equity                        23,598       21,143
                                                         ---------    ---------

          Total liabilities and stockholders' equity     $ 332,219    $ 245,638
                                                         =========    =========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                        Consolidated Statements of Income

                      (In thousands, except per share data)

                                                         Year ended December 31,
                                                         -----------------------
                                                             2002        2001
                                                           -------     -------
INTEREST INCOME
    Loans, including fees                                  $12,098     $11,388
    Federal funds sold                                          12         499
    Investment securities                                    3,768       2,278
                                                           -------     -------

      Total interest income                                 15,878      14,165

INTEREST EXPENSE
    Deposits                                                 5,057       5,561
    Short-term borrowings                                      160          30
    Long-term borrowings                                         8        --
                                                           -------     -------

      Total interest expense                                 5,225       5,591
                                                           -------     -------

      Net interest income                                   10,653       8,574

PROVISION FOR LOAN LOSSES                                      893         386
                                                           -------     -------

      Net interest income after provision for loan losses    9,760       8,188
                                                           -------     -------

NON-INTEREST INCOME
    Service charges on deposit accounts                        435         402
    Other loan servicing fees                                  391         749
    Gains on sales of investment securities                    554        --
    Other income                                               494         277
                                                           -------     -------

      Total non-interest income                              1,874       1,428
                                                           -------     -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                           4,009       3,397
    Occupancy expense                                        1,630       1,229
    Other operating expenses                                 2,815       2,635
                                                           -------     -------

      Total non-interest expense                             8,454       7,261
                                                           -------     -------

      Income before income taxes                             3,180       2,355

Income tax expense                                           1,160         844
                                                           -------     -------

      Net income                                           $ 2,020     $ 1,511
                                                           =======     =======

Per share data
    Net income - basic                                     $  0.64     $  0.48
                                                           =======     =======
    Net income - diluted                                   $  0.61     $  0.47
                                                           =======     =======

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

            Consolidated Statement of Changes in Stockholders' Equity

                     Years ended December 31, 2002 and 2001

                      (In thousands, except per share data)

                                                                                      Accumulated
                                                                                        other
                                                              Common    Accumulated  comprehensive   Treasury
                                                              Stock       deficit       income         stock        Total
                                                             --------   -----------  -------------   ---------     --------

Balance at January 1, 2001                                   $ 21,663     $ (1,913)     $     28     $   (363)     $ 19,415

    5% stock dividend (95,772 shares)                           1,484       (1,484)         --           --            --
    Cash in lieu of fractional shares                            --             (3)         --           --              (3)
    Net income                                                   --          1,511          --           --           1,511
    Accumulated other comprehensive income, net of
       reclassification adjustments and taxes                    --           --             220         --             220

          Total comprehensive income                             --           --            --           --           1,731
                                                             --------     --------      --------     --------      --------

Balance at December 31, 2001                                   23,147       (1,889)          248         (363)       21,143

    5% stock dividend (100,508 shares)                          2,362       (2,362)         --           --            --
    Stock split issued - 3 for 2 (1,057,429 shares)              --           --            --           --            --
    Cash in lieu of fractional shares for stock dividend
       and stock split                                           --             (8)         --           --              (8)
    Options exercised (279 shares)                                  3         --            --           --               3
    Net income                                                   --          2,020          --           --           2,020
    Accumulated other comprehensive income, net of
       reclassification adjustments and taxes                    --           --             440         --             440
          Total comprehensive income                             --           --            --           --           2,460
                                                             --------     --------      --------     --------      --------

Balance at December 31, 2002                                 $ 25,512     $ (2,239)     $    688     $   (363)     $ 23,598
                                                             ========     ========      ========     ========      ========

The accompanying notes are an integral part of this statement.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                   Year ended December 31,
                                                                   -----------------------
                                                                      2002          2001
                                                                   ---------     ---------
OPERATING ACTIVITIES
  Net income                                                       $   2,020     $   1,511
  Adjustments to reconcile net income to net cash provided
        by operating activities
     Depreciation and amortization                                       879           656
     Provision for loan losses                                           893           386
     Accretion of investment discount                                    (34)          (86)
     Amortization of investment premium                                  669            24
     Gains on sales of investment securities                            (554)         --
     Loss on disposal of equipment                                      --              98
     (Increase) decrease in accrued interest receivable                 (736)           40
     (Increase) decrease in other assets                                (120)          201
     Decrease in accrued interest payable                             (1,296)         (157)
     Increase (decrease) in other liabilities                             21          (198)
                                                                   ---------     ---------

            Net cash provided by operating activities                  1,742         2,475
                                                                   ---------     ---------

INVESTING ACTIVITIES
  Purchases of investment securities held-to-maturity                   --         (14,810)
  Purchases of investment securities available-for-sale             (173,296)     (102,577)
  Sales of investment securities available-for-sale                   15,704          --
  Net increase in loans receivable                                   (35,815)      (25,643)
  Proceeds from maturities and calls of investment securities        107,303        81,650
  Purchase of bank owned life insurance                                 --          (1,500)
  Purchases of premises and equipment                                   (824)       (2,087)
                                                                   ---------     ---------

            Net cash used in investing activities                    (86,928)      (64,967)
                                                                   ---------     ---------

FINANCING ACTIVITIES
  Increase in short-term borrowings                                    9,900         1,600
  Proceeds from exercise of stock options                                  3          --
  Stock dividends - cash paid in lieu of fractional shares                (8)           (3)
  Proceeds from issuance of guaranteed preferred beneficial
     interest in the Company's subordinated debt                       4,872          --
  Net increase in demand deposits and savings accounts                41,464        30,701
  Net increase in certificates of deposits                            29,037        29,912
                                                                   ---------     ---------

            Net cash provided by financing activities                 85,268        62,210
                                                                   ---------     ---------

            Net increase (decrease) in cash and cash equivalents          82          (282)

Cash and cash equivalents, beginning of period                         9,342         9,624
                                                                   ---------     ---------

Cash and cash equivalents, end of period                           $   9,424     $   9,342
                                                                   =========     =========

Supplemental disclosures of cash flow information
  Cash paid for interest                                           $   6,521     $   5,748
                                                                   =========     =========

  Cash paid for income taxes                                       $   1,379     $     981
                                                                   =========     =========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

      2. Segment Reporting

      Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment, and accordingly, one reportable segment, "Community Banking". All of the Bank's activities are interrelated, and each activity is dependent and

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      assessed based on how each of the activities of the Bank supports the other. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Bank as one operating segment or unit.

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

      SFAS No. 133 which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The Company adopted SFAS No. 133 effective January 1, 2001 and the impact was immaterial to the financial statements taken as a whole.

      SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, required disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance-sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002 or 2001.

      5. Loans Receivable and Allowance for Loan Losses

      Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors,

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb reasonable, foreseeable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The Company had no non-accrual loans as of December 31, 2002 or 2001.

      The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had no loans that would be defined as impaired at December 31, 2002 or 2001.

      6. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Bank accounts for its transfers and servicing assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revised the accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

      7. Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operations on a straight-line basis over the estimated useful lives of the assets.

      On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      8. Income Taxes

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

      The income tax effects allocated to comprehensive income at December 31, are as follows (in thousands):

                                                               2002
                                                     -------------------------
                                                     Before     Tax      Net
                                                      Tax    (expense)  of tax
                                                     amount   benefit   amount
                                                     ------  ---------  ------

Unrealized gains on securities
   Unrealized holding gains arising during period    $1,273   $ (490)   $  783

Less reclassification
   Adjustment for gain realized in net income           554     (211)      343
                                                     ------   ------    ------

Other comprehensive income, net                      $  719   $ (279)   $  440
                                                     ======   ======    ======

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                2001
                                                     ---------------------------
                                                     Before      Tax       Net
                                                      Tax     (expense)   of tax
                                                     amount    benefit    amount
                                                     ------   ---------   ------
Unrealized gains on securities
   Unrealized holding gains arising during period    $ 346     $(126)     $ 220

Less reclassification
   Adjustment for gain realized in net income         --        --         --
                                                     -----     -----      -----

Other comprehensive income, net                      $ 346     $(126)     $ 220
                                                     =====     =====      =====

      12. Stock-Based Compensation

      The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      At December 31, 2002, the Company had six stock-based compensation plans, which are more fully described in note L. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                             December 31,
                                                           2002        2001
                                                        ---------   ---------

Net income, as reported                                 $   2,020   $   1,511
Less stock-based compensation costs determined
   under fair value based method for all awards               179         443
                                                        ---------   ---------
Net income, pro forma                                       1,841       1,068

Earnings per share - basic as reported                  $    0.64   $    0.48
Earnings per share - basic proforma                          0.58        0.34

Earnings per share - diluted as reported                $    0.61   $    0.47
Earnings per share - diluted proforma                        0.55        0.33

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, dividend yield of -0-% for both years; expected volatility of 25% in both years; risk-free interest rate of 3.81% in 2002 and 5.65% in 2001; and expected lives of five years in 2002 and 2001.

      13. Reclassification

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTE C - INVESTMENT SECURITIES

      The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of December 31, 2002 and 2001 (in thousands):

                                                        December 31, 2002
                                          ---------------------------------------------
                                                        Gross       Gross
                                          Amortized   unrealized  unrealized     Fair
                                             Cost       gains       losses       value
                                          ---------   ----------  ----------   --------

Investment securities available-for-sale
   U.S. Government and agency securities   $128,937       1,109        --       130,046
   Corporate debt securities and other        1,630        --          --         1,630
                                           --------    --------    --------    --------

                                           $130,567    $  1,109    $   --      $131,676
                                           ========    ========    ========    ========

                                                        December 31, 2001
                                          ---------------------------------------------
                                                        Gross       Gross
                                          Amortized   unrealized  unrealized     Fair
                                             Cost       gains       losses       value
                                          ---------   ----------  ----------   --------

Investment securities available-for-sale
   U.S. Government and agency securities   $ 64,569         510        (120)     64,959
   Corporate debt securities and other          480        --          --           480
                                           --------    --------    --------    --------

                                           $ 65,049    $    510    $   (120)   $ 65,439
                                           ========    ========    ========    ========

Investment securities held-to-maturity
   U.S. Government and agency securities   $ 14,275    $      6    $   (145)   $ 14,136
   Corporate debt securities and other        1,035          46        --         1,081
                                           --------    --------    --------    --------

                                           $ 15,310    $     52    $   (145)   $ 15,217
                                           ========    ========    ========    ========

      The amortized cost and fair value of the Company's investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE C - INVESTMENT SECURITIES - Continued

                                                    Available-for-sale
                                                 -----------------------
                                                 Amortized        Fair
                                                    cost          value
                                                 ---------       -------

Due in one year or less                          $    --        $    --
Due after one year through five years              129,437        130,546
Due after five years through ten years                --             --
Due after ten years                                  1,130          1,130
                                                 ---------      ---------

                                                 $ 130,567      $ 131,676
                                                 =========      =========

      A portion of the Company's U.S. Government and agency securities, totaling approximately $1,300,000 at December 31, 2002 and 2001, was pledged as collateral to secure deposits as required or permitted by law.

      Proceeds from the sales of investment securities during 2002 were approximately $15,704,000. Gross gains realized on those sales were approximately $554,000. There were no sales of investment securities during 2001 and 2000.

NOTE D - LOANS RECEIVABLE

      Major loan classifications at December 31 are as follows (in thousands):

                                                    2002           2001
                                                 ---------      ---------

Consumer loans                                   $  22,195      $  18,562
Residential mortgages                                5,832          6,980
Commercial and industrial loans                     46,998         25,736
Construction loans                                  13,295         21,962
Commercial mortgages                                94,304         74,470
Other                                                  585            118
                                                 ---------      ---------
                                                   183,209        147,828

Less
   Unearned discounts and deferred loan fees          (242)          (225)
   Allowance for loan losses                        (2,406)        (1,964)
                                                 ---------      ---------

                                                 $ 180,561      $ 145,639
                                                 =========      =========

      The Company had no non-accrual loans or loans that would be defined as impaired at December 31, 2002 or 2001.

      The Company defines non-performing assets to include loans past due 90 days or more, impaired loans and other real estate owned. The Company had no non-performing assets at December 31, 2002 or 2001. There were no loans to directors or executive officers at or during the periods ended December 31, 2002 or 2001.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE D - LOANS RECEIVABLE - Continued

      Changes in the allowance for loan losses is as follows (in thousands):

                                        2002          2001
                                      -------       -------

Balance, beginning of year            $ 1,964       $ 1,584
Provision charged to expenses             893           386
Loans charged-off, net                   (451)           (6)
                                      -------       -------

Balance, end of period                $ 2,406       $ 1,964
                                      =======       =======

NOTE E - PREMISES AND EQUIPMENT

      Premises and equipment at December 31 are as follows (in thousands):

                                                Estimated
                                               useful lives     2002      2001
                                               ------------   -------   -------

Land                                             Indefinite   $   443   $   443
Buildings and leasehold improvements           10 - 39 years    4,573     4,369
Furniture, fixtures and equipment               3 -  7 years    1,598     1,350
Computer equipment and software                 3 -  5 years    1,754     1,501
Construction in progress                          -               170        68
                                                              -------   -------
                                                                8,538     7,731
Less accumulated depreciation and amortization                 (2,258)   (1,396)
                                                              -------   -------

                                                              $ 6,280   $ 6,335
                                                              =======   =======

      Depreciation and amortization charged to operations amounted to approximately $879,000 and $656,000 for year ended December 31, 2002 and 2001, respectively.

NOTE F - DEPOSITS

      At December 31, 2002, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

2003                           $  89,646
2004                              25,773
                               ---------
                               $ 115,419
                               =========

      Interest expense on deposits is as follows (in thousands):

                                 2002         2001
                                ------       ------

Savings                         $1,610       $1,461
NOW and money market               372          477
Time deposits                    3,075        3,623
                                ------       ------
                                $5,057       $5,561
                                ======       ======

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE G - EQUITY TRANSACTIONS

      The Company paid shareholders a 5% stock dividend in 2002 and a 5% stock dividend in 2001. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividends.

      On August 28, 2002, the Company's Board of Directors declared a three-for-two stock split payable September 20, 2002 to shareholders of record as of September 10, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock split.

NOTE H - DEBT

      1. Short-Term Borrowings

      Short-term borrowings consist of overnight federal funds purchased and short-term advances from the Federal Home Loan Bank of New York, which generally have maturities of less than one month. The details of these categories are presented below:

                                                       Year ended December 31,
                                                       -----------------------
                                                          2002         2001
                                                       ---------     ---------
                                                            (in thousands)

Federal funds purchased and short-term advances
   Balance at year-end                                  $11,500      $ 1,600
   Average during the year                                9,015        1,063
   Maximum month-end balance                             15,700        2,500
   Weighted average rate during the year                   1.77%        2.82%
   Rate at December 31                                     1.35         1.85

      2. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      The Company issued $5.0 million of trust preferred securities to a pooled investment vehicle sponsored by Bear, Stearns & Co., Inc. on December 20, 2002. These securities have a floating interest rate equal to three month LIBOR plus 335 basis points, which resets quarterly. The initial interest rate is 4.76%. The variable interest rate is capped at 12.5% through January 7, 2008. The securities mature on January 7, 2033, and may be called at par by the Company any time after January 7, 2008. The securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

      Although the subordinated debentures are treated as debt of the Company, they currently qualify as Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company. At December 31, 2002 the $5.0 million of Trust Preferred Securities qualified for treatment as Tier I capital.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE I - INCOME TAXES

      The components of the provision for income taxes (benefit) are as follows (in thousands):

                                                               2002       2001
                                                             -------    -------

Current
   Federal                                                   $   975    $   893
   State                                                         178         70
                                                             -------    -------

                                                               1,153        963
                                                             -------    -------

Deferred
   Federal provision (benefit)                                     6       (114)
   State provision (benefit)                                       1         (5)
                                                             -------    -------

                                                                   7       (119)
                                                             -------    -------

                                                             $ 1,160    $   844
                                                             =======    =======

      A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows (in thousands):

                                                               2002       2001
                                                             -------    -------

   Expected statutory income tax expense                     $ 1,081    $   801
   Increase (decrease) in taxes resulting from:
      State taxes on income                                      117         44
      Other, net                                                 (38)        (1)
                                                             -------    -------

   Total income tax provision                                $ 1,160    $   844
                                                             =======    =======

Net deferred tax assets consist of the following
(in thousands):

                                                                2002       2001
                                                             -------    -------

   Allowance for loan loss                                   $   648    $   631
   Organizational and start-up costs                            --           12
   Unrealized gains on investment securities
      available-for-sale                                        (421)      (142)
   Other                                                         (63)       (51)
                                                             -------    -------

      Net deferred tax asset, included in other assets       $   164    $   450
                                                             =======    =======

      Management believes that it is more likely than not that the deferred tax assets will be realized; therefore, no valuation allowance was recorded for deferred tax assets at December 31, 2002.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE J - OTHER EXPENSES

      Other expenses consist of the following (in thousands):

                                                            2002           2001
                                                           ------         ------

Communications and office expense                          $  317         $  267
Stationery and printing                                       213            320
Data processing                                               904            739
Systems conversion costs                                        3            217
Professional fees                                             448            324
Marketing and advertising                                     470            417
Stockholder expense                                            50             49
Directors' fees                                                77             58
Other                                                         333            244
                                                           ------         ------

                                                           $2,815         $2,635
                                                           ======         ======

NOTE K - EARNINGS PER SHARE

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data). Weighted-average shares for 2002 and 2001 have been retroactively adjusted to reflect the 5% stock dividend in 2002, the 5% stock dividend in 2001 and the 3-for-2 stock split in 2002.

                                                  Year ended December 31, 2002
                                                 -------------------------------
                                                            Weighted-
                                                             average   Per share
                                                  Income     shares     amount
                                                 --------   ---------  ---------

Basic EPS
   Net income available to common stockholders   $ 2,020    3,172,687    $0.64

Effect of dilutive securities
   Options                                          --        152,575    (0.03)
                                                 -------    ---------    -----

Diluted EPS
   Net income available to common stockholders
       plus assumed conversion                   $ 2,020    3,325,262    $0.61
                                                 =======    =========    =====

      756 options to purchase shares of common stock with exercise prices of $16.50 per share were not included in the computation of 2002 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE K - EARNINGS PER SHARE - Continued

                                                  Year ended December 31, 2001
                                                 -------------------------------
                                                            Weighted-
                                                             average   Per share
                                                  Income     shares     amount
                                                 --------   ---------  ---------

Basic EPS
   Net income available to common stockholders   $ 1,511    3,173,198    $0.48

Effect of dilutive securities
   Options                                          --         63,664    (0.01)
                                                 -------    ---------    -----

Diluted EPS
   Net income available to common stockholders
       plus assumed conversion                   $ 1,511    3,236,862    $0.47
                                                 =======    =========    =====

      24,340 options to purchase shares of common stock with exercise prices ranging from $9.43 to $10.35 per share were not included in the computation of 2001 diluted EPS because the exercise price was greater than the average market price of the common stock.

NOTE L - STOCK OPTIONS

      Under the Company's 1997 Stock Option Plan for Non-Employee Directors (the 1997 Stock Option Plan for Non-Employee Directors), options to purchase 80,484 common stock shares may be issued. Each of the nine non-employee directors were automatically granted 8,943 common stock options exercisable at $6.43 per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in July 1997. The options vest one-third each year. The option may be exercised up to 10 years after the grant. At December 31, 2002, 77,503 options were granted under this plan.

      Under the Company's 1997 Stock Option Plan (the 1997 Stock Option Plan), options to purchase 104,074 common stock shares may be issued. Options to purchase 76,608 common stock shares were granted to nine non-employee directors at $6.43 per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in July 1997, in varying amounts to each non-employee director. Additionally, 26,829 options were granted to the President at $8.25 per share in May 1999, as adjusted for subsequent stock dividends and stock splits. The options vest one-third each year. The options may be exercised up to 10 years after the grant. At December 31, 2002, 103,437 options were granted under this plan.

      Under the Company's 1997 Employee Stock Option Plan (the 1997 Employee Stock Option Plan), options to purchase 89,427 common stock shares may be issued. The plan is designed to reserve options for employees of the Company. The discretion of the board is very broad in determining to whom, how many, and at what price options may be issued. Under the Plan, employees may be awarded either incentive stock options, which must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, or non-qualified options, which may have an exercise price to be determined by the Board of Directors at grant, but not less than 85% of the fair market value of the common stock on the date of grant. The options under this plan vest from 3 to 5 years. At December 31, 2002, 85,830 options were granted under this plan.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE L - STOCK OPTIONS - Continued

      Under the 1998 Stock Option Plan (the 1998 Stock Option Plan) options to purchase up to 89,427 shares of common stock may be issued to members of management. The Board adopted this stock option plan in connection with the retention of the President and Chief Executive Officer of the Company. Under the terms of the President's employment, he is entitled to receive options to purchase 134,140 shares of common stock. The options under this plan vest from 3 to 5 years. At December 31, 2002, 69,713 options were granted under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Director Stock Option Plan (the 2000 Director Stock Option Plan), pursuant to which options to purchase 149,046 common stock shares may be issued. Options to purchase 149,046 common stock have been granted to eight non-employee directors at $7.94 per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in varying amounts to each non-employee director. The options vest over a two year period. The options may be exercised up to ten years after the grant. At December 31, 2002, 149,046 options were granted under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Employee Stock Option Plan (the 2000 Employee Stock Option Plan). Options to purchase 121,551 shares of the common stock will be reserved for issuance under this Plan. Options to purchase 50,530 common stock shares have been granted to key employees, including 23,713 to the President at prices ranging from $7.56 to $11.33. The options under this plan vest from two to five years. The options may be exercised up to ten years after grant. At December 31, 2002, 74,243 options were granted under this plan.

      A summary of the status of the Company's stock option plans as of December 31, 2002, and the change during the years then ended is represented below.

                                             2002                   2001
                                     --------------------   --------------------
                                                Weighted-              Weighted-
                                                 average                average
                                                exercise               exercise
                                      Shares      price      Shares      price
                                     --------   ---------   --------   ---------

Outstanding, beginning of year        517,027     $ 7.92     496,709    $ 7.83
Granted                                67,125      10.89      20,318     10.35
Cancelled/forfeited                   (24,381)     10.35        --
                                     --------               --------

Outstanding, end of year              559,771       8.16     517,027      7.92
                                     ========               ========

Weighted-average fair value of
   options granted during the year                $ 4.89                $ 3.49
                                                  ======                ======

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE L - STOCK OPTIONS - Continued

      The following table summarizes information about nonqualified options outstanding at December 31, 2002:

                                  Options outstanding                Options exercisable
                     -----------------------------------------   --------------------------
                                       Weighted-
                         Number         average      Weighted-       Number       Weighted-
                     outstanding at    remaining      average    outstanding at    average
    Range of          December 31,    contractual    exercise     December 31,    exercise
 exercise prices         2002            life          price          2002          price
-----------------    --------------   -----------    ---------   --------------   ---------

$  6.43 - $  9.43        427,415       6.3 years      $  7.52        377,285        $7.39
$  9.65 - $10.35         129,356       7.6 years      $  9.94         63,446        $9.87
$16.50                     3,000       10 years       $  16.5           --          $  --
                        --------                                    --------
                         559,771                                     440,731
                        ========                                    ========

NOTE M - COMMITMENTS

      Lease Commitments

      The Company leases several banking facilities under noncancelable operating lease agreements expiring through 2024. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $313,000 and $193,000 for the years ended December 31, 2002 and 2001, respectively.

      The approximate minimum rental commitments under operating leases at December 31, 2002, are as follows (in thousands):

2003                                 $   375
2004                                     457
2005                                     517
2006                                     526
2007                                     513
Thereafter                             6,460
                                     -------

                                     $ 8,848
                                     =======

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

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

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

      The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                         2002         2001
                                                       -------      -------

Commitments to extend credit                           $35,785      $31,355
Letters of credit - standby and performance              4,042        3,344
                                                       -------      -------

                                                       $39,827      $34,699
                                                       =======      =======

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

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001, are outlined below.

      For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $9,424,000 and $9,342,000 as of December 31, 2002 and 2001, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 2002 and 2001, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The estimated fair values of demand deposits (i.e., interest- and non-interest bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon the current time deposit maturities, the carrying value approximates its fair value. The carrying amount of accrued interest payable approximates its fair value.

                                                     2002                   2001
                                            ---------------------   ---------------------
                                            Carrying   Estimated    Carrying   Estimated
                                             amount    fair value    amount    fair value
                                            --------   ----------   --------   ----------
                                                              (in thousands)

Investment securities available-for-sale    $131,676    $131,676    $ 65,439    $ 65,439
Investment securities held-to-maturity          --          --        15,310      15,217
Loans receivable                             182,967     184,749     147,603     149,650
Certificates of deposits                     115,419     115,419      86,382      86,382

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

NOTE P - REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE P - REGULATORY MATTERS - Continued

      Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

      The Company and the Bank's actual capital amounts and ratios are also presented in the following table (in thousands, except percentages).

                                                                                               To be well-
                                                                                            capitalized under
                                                                        For capital         prompt corrective
                                                    Actual           adequacy purposes      action provisions
                                               -----------------   --------------------    -------------------
                                                Amount    Ratio     Amount       Ratio      Amount      Ratio
                                               -------   -------   --------     -------    --------    -------
                                                                  (Dollars in thousands)

As of December 31, 2002
   Total capital (to risk-weighted assets)
      Community Bancorp of New Jersey          $30,316    13.68%    $17,605  >/=  8.00%        N/A        N/A
      Community Bank of New Jersey              25,322    11.51      17,593  >/=  8.00     $21,991  >/= 10.00%

   Tier I capital (to risk-weighted assets)
      Community Bancorp of New Jersey           27,910    12.68       8,803  >/=  4.00         N/A        N/A
      Community Bank of New Jersey              22,916    10.42       8,796  >/=  4.00      13,195  >/=  6.00

   Tier I capital (to average assets)
      Community Bancorp of New Jersey           27,910     8.75       9,564  >/=  3.00         N/A        N/A
      Community Bank of New Jersey              22,916     7.19       9,564  >/=  3.00      15,941  >/=  5.00

As of December 31, 2001
   Total capital (to risk-weighted assets)
      Community Bancorp of New Jersey          $22,859    13.39%    $13,654  >/=  8.00%        N/A        N/A
   Community Bank of New Jersey                 22,864    13.40      13,654  >/=  8.00     $17,067  >/= 10.00%

   Tier I capital (to risk-weighted assets)
      Community Bancorp of New Jersey           20,895    12.24       6,827  >/=  4.00         N/A        N/A
      Community Bank of New Jersey              20,900    12.25       6,827  >/=  4.00      10,240  >/=  6.00

   Tier I capital (to average assets)
      Community Bancorp of New Jersey           20,895     9.17       6,836  >/=  3.00         N/A        N/A
      Community Bank of New Jersey              20,900     9.17       6,836  >/=  3.00      11,394  >/=  5.00


                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE Q - PARENT COMPANY FINANCIAL INFORMATION

      The condensed financial information for Community Bancorp of New Jersey, parent company only, has been presented as follows (in thousands):

                                  BALANCE SHEET

                                                               December 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------

ASSETS

   Cash                                                    $ 4,872     $  --
   Investment in subsidiary                                 23,605      21,148
   Other assets                                                163        --
                                                           -------     -------

       Total assets                                        $28,640     $21,148
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Guaranteed preferred beneficial interest in the
     Company's subordinated debt                           $ 5,000     $  --
   Other liabilities                                            42           5
   Stockholders' equity                                     23,598      21,143
                                                           -------     -------

       Total liabilities and stockholders' equity          $28,640     $21,148
                                                           =======     =======

                             STATEMENT OF OPERATIONS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2002        2001
                                                        ----------   ----------

Interest income                                           $     3    $  --
Services fee from subsidiary                                  193        129
Interest expense on subordinated debt                          (8)      --
Other operating expenses                                     (185)      (129)
                                                          -------    -------

    Income before undistributed income from subsidiary          3       --

Equity in undistributed income of subsidiary                2,017      1,511
                                                          -------    -------

    Net income                                            $ 2,020    $ 1,511
                                                          =======    =======

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE Q - PARENT COMPANY FINANCIAL INFORMATION - Continued

                             STATEMENT OF CASH FLOWS

                                                                                Year ended December 31,
                                                                                -----------------------
                                                                                  2002           2001
                                                                                --------       --------

Cash flows from operating activities
   Net income                                                                    $ 2,020       $ 1,511
   Adjustments to reconcile net income to net cash provided by operations
      Equity in undistributed earnings of subsidiary                              (2,017)       (1,511)
      Net (increase) decrease in other assets                                       (163)          119
      Net increase (decrease) in other liabilities                                    37          (117)
                                                                                 -------       -------

          Net cash (used in) provided by operating activities                       (123)            2
                                                                                 -------       -------

   Cash flows from financing activities
      Proceeds from issuance of long-term debt                                     5,000          --
      Stock dividends and stock split - cash paid in lieu of fractional shares        (8)           (3)
      Effect of treasury stock and option transactions                              --            --
      Issuance of common stock                                                         3          --
                                                                                 -------       -------

          Net cash used in financing activities                                    4,995            (3)

          Net increase (decrease) in cash and cash equivalents                     4,872            (1)
                                                                                 -------       -------

   Cash and cash equivalents at beginning of period                                 --               1
                                                                                 -------       -------

   Cash and cash equivalents at end of year                                      $ 4,872       $  --
                                                                                 =======       =======


                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2002 and 2001

NOTE R - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summarizes the consolidated results of operations during 2002 and 2001, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                    2002
                                                    -------------------------------------
                                                    Fourth     Third    Second     First
                                                    quarter   quarter   quarter   quarter
                                                    -------   -------   -------   -------

Interest income                                     $4,158    $4,109    $3,855    $3,756
Interest expense                                     1,393     1,325     1,227     1,280
                                                    ------    ------    ------    ------

   Net interest income                               2,765     2,784     2,628     2,476

Provision for loan losses                               53       155       595        90
                                                    ------    ------    ------    ------

   Net interest after provisions for loan losses     2,712     2,629     2,033     2,386

Non-interest income                                    333       292       309       386
Gain on sales of investment securities                --         554      --        --
Non-interest expense                                 2,118     2,302     2,107     1,927
                                                    ------    ------    ------    ------

   Income before income taxes                          927     1,173       235       845

Income taxes                                           339       445        84       292
                                                    ------    ------    ------    ------

   Net income                                       $  588    $  728    $  151    $  553
                                                    ======    ======    ======    ======

Net income per share
   Basic                                            $ 0.19    $ 0.23    $ 0.05    $ 0.17
   Diluted                                          $ 0.18    $ 0.22    $ 0.05    $ 0.16

                                                                    2001
                                                    -------------------------------------
                                                    Fourth     Third    Second     First
                                                    quarter   quarter   quarter   quarter
                                                    -------   -------   -------   -------

Interest income                                     $3,658    $3,633    $3,405    $3,469
Interest expense                                     1,325     1,363     1,371     1,532
                                                    ------    ------    ------    ------

   Net interest income                               2,333     2,270     2,034     1,937

Provision for loan losses                               45        95       100       146
                                                    ------    ------    ------    ------

   Net interest after provisions for loan losses     2,288     2,175     1,934     1,791

Non-interest income                                    405       289       376       358
Non-interest expense                                 1,994     1,876     1,768     1,623
                                                    ------    ------    ------    ------

   Income before income taxes                          699       588       542       526

Income taxes                                           243       214       195       192
                                                    ------    ------    ------    ------

   Net income                                       $  456    $  374    $  347    $  334
                                                    ======    ======    ======    ======

Net income per share
   Basic                                            $ 0.14    $ 0.12    $ 0.11    $ 0.11
   Diluted                                          $ 0.14    $ 0.12    $ 0.11    $ 0.10

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Community Bancorp of New Jersey

      We have audited the consolidated balance sheets of Community Bancorp of New Jersey as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp of New Jersey as of December 31, 2002 and 2001, and the consolidated results of its consolidated operations and consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Philadelphia, Pennsylvania
January 15, 2003