Form 10KSB/A
COMMUNITY BANCORP OF NEW JERSEY
filed 2003-04-10
CIK 1089720

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------
                                   FORM 10-KSBA

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



                                    PART II

                         ITEM 7. -- FINANCIAL STATEMENTS


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



/s/ Grant Thornton, LLP
----------------------
Grant Thornton, LLP


Philadelphia, Pennsylvania
January 15, 2003

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date: April 8, 2003                     Community Bancorp of New Jersey
      -------------                     /s/ Robert D. O'Donnell
                                        ----------------------------------------
                                        Robert D. O'Donnell, President and CEO