Form 10-Q
period 2003-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2003-05-15
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

|_|   Transition report under Section 13 or 15 (d) of the Exchange Act

      For the transition period from _____________ to _____________

      Commission file number 000-26587

                         COMMUNITY BANCORP OF NEW JERSEY
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-3666589
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|

  Common Stock, No Par Value-3,336,769 shares outstanding as of April 30, 2003

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at March 31, 2003
         (Unaudited) and December 31, 2002                                  3

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 2003 and 2002 (Unaudited)                   4

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity at March 31, 2003 (Unaudited)                               5

         Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 2003 and 2002 (Unaudited)                   6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                     7 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11 - 21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.  Controls and Procedures                                           22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities and Use of Proceeds                         23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23
         Exhibit 99                                                        26

Section 302 Certifications                                              24 - 25

SIGNATURES                                                                 27

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31,
                                                                            2003         December 31,
                                                                        (Unaudited)          2002
                                                                        -----------      ------------
ASSETS                                                                     (Dollars in thousands)
Cash and due from banks ..........................................       $  12,728        $   9,424
Investment securities available-for-sale .........................         152,573          131,676

Loans receivable .................................................         194,462          182,967
Allowance for loan loss ..........................................          (2,519)          (2,406)
------------------------------------------------------------------       ---------        ---------
                Net loans receivable                                       191,943          180,561
------------------------------------------------------------------       ---------        ---------

Premises and equipment, net ......................................           6,190            6,280
Accrued interest receivable ......................................           1,999            2,193
Other assets .....................................................           2,081            2,085
------------------------------------------------------------------       ---------        ---------

                Total Assets                                             $ 367,514        $ 332,219
==================================================================       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand ................................       $  56,013        $  51,971
      Interest bearing - NOW .....................................          26,935           23,455
      Savings and money market ...................................         110,780          100,784
      Certificates of deposit, under $100,000 ....................          77,504           76,815
      Certificates of deposit, $100,000 and over .................          45,948           38,604
------------------------------------------------------------------       ---------        ---------
                Total deposits                                             317,180          291,629
------------------------------------------------------------------       ---------        ---------

Short-term borrowings ............................................          20,700           11,500
Accrued interest payable .........................................              31               38
Other liabilities ................................................             579              454
Guaranteed Preferred Beneficial Interest in the Company's
      Subordinated Debt ..........................................           5,000            5,000
------------------------------------------------------------------       ---------        ---------
                Total liabilities                                          343,490          308,621
------------------------------------------------------------------       ---------        ---------

Stockholders' equity
      Common stock - authorized 10,000,000 shares of
         no par value; issued and outstanding, net of treasury
         shares, 3,173,224 at March 31, 2003 and 3,172,945
         at December 31, 2002 ....................................          25,515           25,512
      Accumulated deficit ........................................          (1,633)          (2,239)
      Accumulated other comprehensive income .....................             505              688
      Treasury stock, 22,357 shares, at cost .....................            (363)            (363)
------------------------------------------------------------------       ---------        ---------
                Total stockholders' equity                                  24,024           23,598
------------------------------------------------------------------       ---------        ---------

                Total Liabilities and Stockholder's Equity               $ 367,514        $ 332,219
==================================================================       =========        =========

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2003         2002
                                                          ----------------------
                                                          (Dollars in thousands,
                                                          except per share data)

INTEREST INCOME
   Loans, including Fees ...............................   $3,125       $2,792
   Federal funds sold ..................................        7            2
   Investment securities - taxable .....................    1,053          962
--------------------------------------------------------   ------       --------
         Total interest income                              4,185        3,756
--------------------------------------------------------   ------       --------

INTEREST EXPENSE
   Interest bearing - NOW ..............................       54           42
   Savings and money market ............................      452          398
   Certificates of deposit .............................      862          811
   Short-term borrowings ...............................       25           29
   Long-term borrowings ................................       59           --
--------------------------------------------------------   ------       --------
         Total interest expense                             1,452        1,280
--------------------------------------------------------   ------       --------
         Net interest income ...........................    2,733        2,476
Provision for loan losses ..............................      113           90
--------------------------------------------------------   ------       --------
         Net interest income after provision
            for loan losses                                 2,620        2,386
--------------------------------------------------------   ------       --------

Non-interest income:
   Service fees on deposit accounts ....................      118           96
   Service fees on loans ...............................       66          136
   Gains on sales of investment securities .............      372           --
   Other fees and commissions ..........................      148          154
--------------------------------------------------------   ------       --------
         Total non-interest income                            704          386
--------------------------------------------------------   ------       --------

Non-interest expense:
   Salaries and wages ..................................      974          795
   Employee benefits ...................................      161          134
   Occupancy expense ...................................      242          160
   Depreciation - occupancy, furniture & equipment .....      233          217
   Other ...............................................      755          621
--------------------------------------------------------   ------       --------
         Total non-interest expense                         2,365        1,927
--------------------------------------------------------   ------       --------

         Income before income taxes ....................      959          845
Income tax expense .....................................      353          292
--------------------------------------------------------   ------       --------

                          Net Income                       $  606       $  553
========================================================   ======       ========

Per Common Share:
   Net income - basic ..................................   $ 0.18       $ 0.17
   Net income - diluted ................................   $ 0.17       $ 0.16

Weighted average shares outstanding (in thousands):
   Basic ...............................................    3,332        3,331
   Diluted .............................................    3,555        3,453

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                           (1)            Other                          Total
                                           Common        Treasury      Accumulated     Comprehensive  Comprehensive   Stockholders'
                                            Stock         Stock          Deficit          Income         Income          Equity
                                           -------       --------      -----------     -------------  -------------   -------------
                                                                           (Dollars in thousands)
Balance December 31, 2002 ..............   $25,512        $(363)         $(2,239)         $ 688                         $ 23,598

Options exercised ......................         3                                                                             3

Comprehensive Income:
   Net Income ..........................        --           --              606             --          $ 606               606
   Decrease in unrealized holding
      gains on securities, net .........        --           --               --           (183)          (183)             (183)
                                                                                                         -----          --------

Total Comprehensive Income .............        --           --               --             --          $ 423
                                           -------        -----          -------          -----          =====

Balance, March 31, 2003 (Unaudited) ....   $25,515        $(363)         $(1,633)         $ 505                         $ 24,024
                                           =======        =====          =======          =====                         ========

(1) Includes accumulated charges for stock dividends of $5,825 at March 31, 2003 and December 31, 2002, respectively.

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2003          2002
                                                                           ---------      --------
                                                                            (Dollars in thousands)
Cash flows from operating activities:
   Net income ........................................................     $     606      $    553
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ...............................           233           217
         Provision for loan losses ...................................           113            90
         Accretion of investment discount ............................            --            (9)
         Amortization of investment premium ..........................           401             2
         Gain on sale of investment securities .......................          (372)           --
         Decrease (increase) in accrued interest receivable ..........           194          (151)
         Decrease (increase)  in other assets ........................             4           (78)
         Decrease in accrued interest payable ........................            (7)         (620)
         Increase in other liabilities ...............................           125            34
----------------------------------------------------------------------     ---------      --------

            Net cash provided by operating activities                          1,297            38
----------------------------------------------------------------------     ---------      --------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale .............      (112,508)       (3,069)
   Proceeds from sales of investment securities ......................        55,485            --
   Proceeds from maturities and calls and of investment securities ...        35,914        13,930
   Net increase in loans .............................................       (11,495)      (10,921)
   Purchases of premises and equipment ...............................          (143)         (271)
----------------------------------------------------------------------     ---------      --------

            Net cash used in investing activities                            (32,747)         (331)
----------------------------------------------------------------------     ---------      --------

Cash flows from financing activities:
   Net increase in demand deposits and savings accounts ..............        17,518        10,242
   Net increase (decrease) in certificates of deposit ................         8,033        (6,215)
   Proceeds from exercise of stock options ...........................             3            --
   Increase (decrease) in short-term borrowings ......................         9,200        (1,600)
----------------------------------------------------------------------     ---------      --------

            Net cash provided by financing activities                         34,754         2,427
----------------------------------------------------------------------     ---------      --------

Net increase in cash and cash equivalents ............................         3,304         2,134
Cash and cash equivalents as of beginning of year ....................         9,424         9,342
----------------------------------------------------------------------     ---------      --------

Cash and cash equivalents as of end of period                              $  12,728      $ 11,476
======================================================================     =========      ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ..........................     $   1,459      $  1,900
   Cash paid during the period for income taxes ......................     $      84      $    100

     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE C - STOCK DIVIDEND

On April 16, 2003 the Company's Board of Directors approved a 5% stock dividend payable May 15, 2003 to shareholders of record as of April 28, 2003. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividend.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

Off Balance Sheet Guarantee

The Company adopted FASB Interpretation 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligatioin undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record an initial liability, other than the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to letters of credit the Company issues of modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $5.0 million and they expire through April, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the Loans, which varies depending on the customer.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. Fin 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity's is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities after February 1, 2003 through March 31, 2003. The Company is in process of determing what impact, if any, the adoption of the provisions of FIN 46 will have on entities held prior to the issuance of FIN 46 on its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 2003 and December 31, 2002 (Dollars in thousands).

                                                                       March 31, 2003 (Unaudited)
                                                       ---------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                       ---------       ----------      ----------       --------
Securities available-for-sale:
      U.S. Government and agency securities ....        $150,205        $    808        $     --        $151,013
      Other securities .........................           1,560              --              --           1,560
                                                        --------        --------        --------        --------
                                                        $151,765        $    808        $     --        $152,573
                                                        ========        ========        ========        ========

                                                                           December 31, 2002
                                                       ---------------------------------------------------------
                                                                          Gross          Gross
                                                       Amortized       Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                       ---------       ----------      ----------       --------
Securities available-for-sale:
      U.S. Government and agency securities ....        $128,937        $  1,109        $     --        $130,046
      Other securities .........................           1,630              --              --           1,630
                                                        --------        --------        --------        --------
                                                        $130,567        $  1,109        $     --        $131,676
                                                        ========        ========        ========        ========

The following table sets forth as of March 31, 2003 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                          Available-for-sale
                                                       -------------------------
                                                       Amortized          Fair
                                                         Cost             Value
                                                       ---------        --------
      Due in one year or less ..................        $     --        $     --
      Due after one year through five years ....         123,551         124,179
      Due after five years through ten years ...          27,154          27,334
      Due after ten years ......................           1,060           1,060
                                                        --------        --------
                                                        $151,765        $152,573
                                                        ========        ========

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 2003 and December 31, 2002 (Dollars in thousands).

                                                       Loan Portfolio By Type of Loan
                                              -----------------------------------------------
                                                  March 31, 2003
                                                    (Unaudited)           December 31, 2002
                                              ---------------------     ---------------------
                                               Amount       Percent      Amount       Percent
                                              --------      -------     --------      -------
      Commercial and industrial loans ...     $ 40,030       20.58%     $ 46,998       25.69%
      Commercial mortgage loans .........       97,833       50.31%       94,067       51.41%
      Residential mortgages .............        3,531        1.82%        5,829        3.19%
      Construction loans ................       29,003       14.91%       13,295        7.26%
      Consumer loans ....................       24,054       12.37%       22,193       12.13%
      Other loans .......................           11        0.01%          585        0.32%
                                              --------      ------      --------      ------

                                              $194,462      100.00%     $182,967      100.00%
                                              ========      ======      ========      ======

The following table represents the activity in the allowance for loan losses for the three month periods ended March 31, 2003 and 2002 and the year ended December 31, 2002 (Dollars in thousands).

                                                              Allowance For Loan Losses
                                                        ------------------------------------
                                                         Three Months Ended
                                                             March 31,
                                                            (Unaudited)          Year Ended
                                                        -------------------     December 31,
                                                         2003         2002          2002
                                                        ------      -------       -------
      Balance - beginning of period ...............     $2,406      $ 1,964       $ 1,964
      Recoveries ..................................         --           --             1
      Charge-offs .................................         --           (1)         (452)
      Provision for loan losses ...................        113           90           893
                                                        ------      -------       -------

      Balance - end of period .....................     $2,519      $ 2,053       $ 2,406
                                                        ======      =======       =======
      Balance of Allowance at period-end as a %
          of loans at period-end ..................       1.30%        1.30%         1.31%
                                                        ======      =======       =======

NOTE G - STOCK-BASED COMPENSATION

The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accounting for Stock-Based Compensation - Transition and Disclosure, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2003, the Company had six stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                March 31,
                                                                ---------
                                                           2003          2002
                                                           ----          ----
Net income, as reported ..............................    $   606      $   553
Less stock-based compensation costs determined under
  fair value based method for all awards .............         43           45
                                                          -------      -------
Net income, pro forma ................................        563          508

Earnings per share - basic as reported .................    $  0.18    $  0.17
Earnings per share - basic proforma ....................       0.18       0.16

Earnings per share - diluted as reported ...............    $  0.17       0.16
Earnings per share - diluted proforma ..................    $  0.17       0.15

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

FINANCIAL CONDITION

Total assets at March 31, 2003 increased by $35.3 million, or 10.6%, to $367.5 million compared to $332.2 million at December 31, 2002. Total assets averaged $339.9 million in the first three months of 2003, a $60.0 million, or 21.4%, increase from the 2002 full year average of $279.9 million. Average loans increased $17.3 million, or 10.2%, to $186.6 million in the first three months of 2003, from the 2002 full year average of $169.3 million. Average investment securities increased by $39.7 million, or 42.3%, to $133.6 million; average Federal funds sold increased by $2.3 million, or 383.3%, to $2.9 million; the average of all other assets increased by $0.8 million, or 4.3%, to $19.2 million; and the loan loss reserve average increased $0.2 million, or 9.1%, to $2.4 million during the first three months of 2003 compared to the full year 2002 averages.

These increases in average assets were funded primarily by a $55.5 million, or 22.4%, increase in average deposits, as average deposits for the first three months of 2003 increased to $302.9 million from the full year 2002 average of $247.4 million. Increases in average assets were further funded by a $4.8 million increase in average Trust preferred securities funding as a result of the December 2002 $5.0 million Trust preferred offering, and was partially offset by a reduction of $1.4 million, or 15.6%, as average short-term borrowings for the first three months of 2003 decreased to $7.6 million from the full year 2002 average of $9.0 million.

Lending Activity

Total loans at March 31, 2003 were $194.5 million, a 6.3%, or $11.5 million increase from December 31, 2002. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $3.8 million in commercial mortgage loans, $15.7 million in construction loans, and $1.9 million in consumer loans and were offset by reductions of $7.0 million in commercial and industrial loans, $2.3 million in residential mortgage loans and $0.6 million in other loans.

The 6.3% increase in loans at March 31, 2003 compared to December 31, 2002 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Further enhancing loan growth has been our desire to provide quality customer service. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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

Allowance for Loan Losses

The allowance for loan losses was $2.5 million, or 1.30% of total loans, at March 31, 2003 compared to $2.4 million, or 1.31% of total loans, at December 31, 2002. At March 31, 2003 and December 31, 2002 we had no non-accrual loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio and our continued growth of our loan portfolio.

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

Investment Securities Activity

Investment securities increased by $20.9 million, or 15.9%, to $152.6 million at March 31, 2003 compared to $131.7 million at December 31, 2002. During the first quarter of 2003, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities. During the first three months of 2003, maturities and calls of $35.9 million in investment securities and proceeds from sales of investment securities amounting to $55.5 million were used to fund loan growth of $11.5 million. We utilized excess liquidity to fund additional purchases of investment securities of $112.5 million as we changed the maturity distribution of the investment securities portfolio.

At March 31, 2003, investment securities of $152.6 million, or 100.0% of the total investment securities portfolio, were classified as available-for-sale. We had no investment securities classified as held-to-maturity or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with stated maturities of under six years and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $25.6 million, or 8.8%, to $317.2 million at March 31, 2003 compared to $291.6 million at December 31, 2002. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $17.5 million, while higher costing certificates of deposit increased by $8.1 million.

Average total deposits increased by $55.5 million, or 22.4%, to $302.9 million for the three months ended March 31, 2003 compared to the 2002 full year average of $247.4 million. Changes in the deposit mix averages for the three months ended March 31, 2003 compared to the 2002 full year averages include a $15.3 million, or 18.6%, increase in savings deposits; a $1.6 million, or 7.6%, increase in NOW account deposits; a $28.8 million, or 31.8%, increase in time deposits; a $3.4 million, or 46.6%, increase in money market deposits; and a $6.4 million, or 13.9%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings and money market deposits, which amounted to $110.7 million at March 31, 2003, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 3.5% and 2.8% of our total assets at March 31, 2003 and December 31, 2002, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at March 31, 2003 was increased targeted deposit products, proceeds from maturities, calls and sales of investment securities, and to a lesser extent, short-term borrowed funds. Deposit increases amounted to $25.6 million for the three months ended March 31, 2003 and proceeds from maturities, calls and sales of investment securities amounted to $91.4 million. These sources of funds were augmented with an increase of $9.2 million in short-term borrowings as of March 31, 2003. During the first three months of 2003, we utilized deposit growth, matured investment securities, and to a lesser extent, short-term borrowings as funding sources for increased loans made to customers amounting to $11.5 million and securities purchases amounting to $112.5 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at March 31, 2003 amounted to $152.6 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing and term line of $36.6 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of March 31, 2003, we had $20.7 million in short-term borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Contracted Obligations and Other Commitments

During 2003, there have been no significant changes in the Company's contractual obligations and other commitments from that reported "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Other Commitments" in the Company's form 10-KSB for the year ended December 31, 2002.

Capital Resources

Stockholder's equity increased by $426 thousand at March 31, 2003 compared to December 31, 2002. The changes in stockholders' equity during the three months ended March 31, 2003 were comprised of an increase from net income of $606 thousand and an increase of $3 thousand from exercised stock options, and was partially offset by a decrease of $183 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 2003 as well as the regulatory required minimum and "well capitalized" capital ratios:

                             March 31, 2003            Regulatory Requirement
                            ----------------       -----------------------------
                            Company     Bank       Minimum    "Well Capitalized"
                            -------     ----       -------    ------------------
Risk-based Capital:
Tier I capital ratio ....    12.06%     9.94%       4.00%            6.00%
Total capital ratio .....    13.12%    11.00%       8.00%           10.00%

Leverage ratio ..........     8.39%     6.92%    3.00%-5.00%   5.00% or greater

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

RESULTS OF OPERATIONS for the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Net Income

For the three months ended March 31, 2003, we earned $606 thousand compared to $553 thousand in net income for the same period last year. Basic and diluted net income per share for the three months ended March 31, 2003 was $0.18 and $0.17, respectively, compared to basic and diluted net income per share of $0.17 and $0.16, respectively, for the same prior year period. The increase in net income was primarily due to a $257 thousand, or 10.4%, increase in net interest income and a $318 thousand, or 82.4%, increase in non-interest income, and was partially offset by an increase in loan loss provision of $23 thousand, or 25.6%, an increase in non-interest expense of $438 thousand, or 22.7%, and increased income tax expense of $61 thousand, or 20.9%.

Net Interest Income

Net interest income increased $257 thousand, or 10.4%, to $2.7 million for the three months ended March 31, 2003 from $2.5 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $669 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $11.4 million, or 23.4%, for the first three months of 2003 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $412 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended March 31, 2003 decreased to 3.43% compared to 4.29% for the same prior year period. The decrease in net interest margin of 86 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 64.9% to $133.6 million from $81.0 million. Excess liquidity was utilized in lower yielding short-term investment securities as an alternative due to lower loan funding needs. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.25% as of March 31, 2003.

Interest income increased $429 thousand, or 11.4%, to $4.2 million for the three months ended March 31, 2003 compared to $3.8 million for the same period in 2002. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $620 thousand, volume related increases in income of $624 thousand in investment securities and volume related increases in income from Federal funds sold of $12 thousand, as our growth resulted in an increase in average earning assets of $88.9 million, or 38.0%, to $323.1 million for the three months ended March 31, 2003 compared to $234.2 million for the same period in 2002.

In addition to the volume related net increase amounting to $1.3 million, total interest income was reduced by $827 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2002.

Interest expense for the first three months of 2003 increased $172 thousand, or 13.4%, compared to the same prior year period. The increase in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $415 thousand of the expense decrease, and was offset by $587 thousand attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                Three Months Ended                       Three Months Ended
                                                                  March 31, 2003                           March 31, 2002
                                                      ------------------------------------     ------------------------------------
                                                       Average       Interest      Average      Average       Interest      Average
                                                       Balance    Income/Expense    Rate        Balance    Income/Expense    Rate
                                                       -------    --------------   -------      -------    --------------   -------
                                                                            (In thousands, except percentages)
ASSETS
Interest Earning Assets:
   Federal Funds Sold ..........................      $   2,868       $    7        0.99%      $     456       $    2        1.93%
   Investment Securities .......................        133,639        1,053        3.15%         81,043          962        4.75%
   Loans (net of unearned income) (1) (2) ......        186,618        3,125        6.79%        152,719        2,792        7.41%
                                                      ---------        -----                   ---------       ------

      Total Interest Earning Assets ............        323,125        4,185        5.25%        234,218        3,756        6.50%
                                                      ---------        -----                   ---------       ------

Non-Interest Earning Assets:
   Loan Loss Reserve ...........................         (2,424)                                  (1,978)
   All Other Assets ............................         19,193                                   17,713
                                                      ---------                                ---------

      Total Assets .............................      $ 339,894                                $ 249,953
                                                      =========                                =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   NOW Deposits ................................      $  22,604           54        0.97%      $  18,432           42        0.93%
   Savings Deposits ............................         97,591          403        1.67%         70,712          360        2.06%
   Money Market Deposits .......................         10,692           49        1.86%          6,894           38        2.26%
   Time Deposits ...............................        119,459          862        2.93%         83,245          811        3.95%
   Trust preferred securities ..................          5,000           59        4.79%              0           --        0.00%
   Short-term Borrowings .......................          7,630           25        1.33%          6,201           29        1.90%
                                                      ---------        -----                   ---------       ------

      Total Interest Bearing Liabilities .......        262,976        1,452        2.24%        185,484        1,280        2.80%
                                                      ---------        -----                   ---------       ------

Non-Interest Bearing Liabilities:
   Demand Deposits .............................         52,509                                   41,136
   Other Liabilities ...........................            686                                    1,859
                                                      ---------                                ---------

      Total Non-Interest Bearing Liabilities ...         53,195                                   42,995
                                                      ---------                                ---------

Stockholders' Equity ...........................         23,723                                   21,474
                                                      ---------                                ---------

   Total Liabilities and Stockholders'
   Equity ......................................      $ 339,894                                $ 249,953
                                                      =========                                =========

NET INTEREST INCOME ............................                      $2,733                                   $2,476
                                                                      ======                                   ======

NET INTEREST SPREAD (3) ........................                                    3.01%                                    3.70%

NET INTEREST MARGIN (4) ........................                                    3.43%                                    4.29%

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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                         Three Months Ended March 31, 2003
                                          Compared to Three Months Ended
                                                  March 31, 2002
                                         ---------------------------------
                                             Increase (Decrease) Due To
                                           -----------------------------
                                           Volume       Rate        Net
                                           ------      -----       -----
                                                   (In thousands)
Interest Earned On:
   Federal Funds Sold ...............      $   12      $  (7)      $   5
   Investment Securities ............         624       (533)         91
   Loans (net of unearned income) ...         620       (287)        333
                                           ------      -----       -----

      Total Interest Income .........       1,256       (827)        429
                                           ------      -----       -----

Interest Paid On:
   NOW Deposits .....................          10          2          12
   Savings Deposits .................         137        (94)         43
   Money Market Deposits ............          21        (10)         11
   Time Deposits ....................         353       (302)         51
   Trust preferred securities .......          59         --          59
   Short-term Borrowings ............           7        (11)         (4)
                                           ------      -----       -----

      Total Interest Expense ........         587       (415)        172
                                           ------      -----       -----

      Net Interest Income ...........      $  669      $(412)      $ 257
                                           ======      =====       =====

Provision for Loan Losses

The provision for loan losses increased to $113 thousand for the first three months of 2003 compared to a provision of $90 thousand for the same period in 2002. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. The allowance for loan losses totaled $2.5 million, or 1.30% of total loans, at March 31, 2003.

Non-Interest Income

Total non-interest income was $704 thousand for the first three months of 2003 compared to $386 thousand for the first three months of 2002, an increase of $318 thousand, or 82.4%. The increase was attributable to $372 thousand in realized gain on sales of investment securities during the first quarter of 2003 compared to no realized gains as of March 31, 2002. The security gains were realized as a result of our Asset/Liability Committee recommendation to shorten the duration of our investment security portfolio. Other non-interest income category changes include a decrease in non-interest service fees on loans, which amounted to $66 thousand for the three months ended March 31, 2003 compared to $136 thousand earned for the same prior year period, a decrease of $70 thousand, or 51.5%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $16 thousand, or 6.4%, to $266 thousand, and resulted from the continued growth of the Company.

Non-Interest Expense

Total non-interest expense amounted to $2.4 million for the three months ended March 31, 2003, an increase of $438 thousand, or 22.7%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $206 thousand, or 22.2%, and reflected increases in the number of employees from 94 full-time equivalents for the period ended March 31, 2002 to 106 full-time equivalents for the period ended March 31, 2003. The increase in personnel is primarily attributable to the acquisition of additional support personnel required due to the Company's growth and the opening of our Millhurst, New Jersey branch.

Occupancy and depreciation expenses increased $98 thousand, or 26.0%, for the first three months of 2003 compared to the same period in 2002. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $134 thousand, or 21.6%, for the first three months of 2003 compared to the first three months of 2002. The increase was attributable to increased other expenses resulting from our continued growth.

Income Tax Expense

For the three months ended March 31, 2003, we recognized $353 thousand in income tax expense compared to $292 thousand in income tax expense during the first three months of 2002.

The effective tax rate for the first three months of 2003 was 36.8% compared to 34.6% for the same period during 2002.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended March 31, 2003, our ROA was 0.71% compared to 0.72% for the year ended December 31, 2002. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 10.22% for the three months ended March 31, 2003, compared to 9.06% for the year ended December 31, 2002.

PART I.

Item 3.     Quantitive and Qualitative Disclosures about Market Risk

            Market risk is the risk of loss from adverse changes in market prices and rates. The company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Thus, management actively monitors and manages its interest rate risk exposure.

            The company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The company monitors the impact of changing interest rates on its net interest income using several tools. One measure of the company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's Cumulative Rate Sensitive Balance Sheet under the Interest Rate Sensitivity Analysis caption.

            The company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the company's net interest income and capital, while structuring the company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The company relies primarily on its asset-liability structure to control interest rate risk.

            The company continually evaluates interest rate risk management opportunities. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the company's yield-cost spread through retail growth opportunities.

            During 2003, there have been no significant changes in the Company's assessment of its market risk, interest rate risk, from that reported under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Company's Form 10-KSB for the year ended December 31, 2002.

Item 4.     CONTROLS AND PROCEDURES

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

            Not Applicable.

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

            Not Applicable.

Item 5.     Other Information

            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 99 - Section 906 Certification

            (b)   Reports on Form 8-K

                  The Registrant filed no Form 8-K's during the first quarter 2003.

                                  CERTIFICATION

I, Robert D. O'Donnell, President and CEO of Community Bancorp of New Jersey certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancorp of New Jersey;

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


Date: May 12, 2003.............Robert D. O'Donnell
                               -------------------

                                  CERTIFICATION

I, Michael Bis, Sr. Vice President and CFO of Community Bancorp of New Jersey certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Bancorp of New Jersey;

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


Date: May 12, 2003.............Michael Bis
                               -----------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMUNITY BANCORP OF NEW JERSEY
                                                   (Issuer)


Date: May 12, 2003                     By: Robert D. O'Donnell
                                           -------------------------------------
                                           ROBERT D. O'DONNELL
                                           President and Chief Executive Officer


                                       By: Michael Bis
                                           -------------------------------------
                                           MICHAEL BIS
                                           Sr. Vice President and Chief
                                           Financial Officer