Form 10-Q
period 2003-06-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2003-08-14
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003

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

                           Yes |_|             No |X|

  Common Stock, No Par Value-3,378,785 shares outstanding as of August 11, 2003

                                      INDEX

                         COMMUNITY BANCORP OF NEW JERSEY

PART I.  FINANCIAL INFORMATION                                                      PAGE NO.
                                                                                    --------
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at June 30, 2003
         (Unaudited) and December 31, 2002                                              3

         Consolidated Condensed Statements of Income for the three and six
         months ended June 30, 2003 and 2002 (Unaudited)                                4

         Consolidated Condensed Statement of Changes in Stockholders'
         Equity at June 30, 2003 (Unaudited)                                            5

         Consolidated Condensed Statements of Cash Flows for the six
         months ended June 30, 2003 and 2002 (Unaudited)                                6

         Notes to Consolidated Condensed Financial Statements (Unaudited)            7 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  12 - 25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    26

Item 4.  Controls and Procedures                                                       26

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             26

Item 2.  Changes in Securities and Use of Proceeds                                     27

Item 3.  Defaults Upon Senior Securities                                               27

Item 4.  Submission of Matters to a Vote of Security Holders                           27

Item 5.  Other Information                                                             27

Item 6.  Exhibits and Reports on Form 8-K                                              27
         Exhibit 31.1 - Section 302 Certification                                      28
         Exhibit 31.2 - Section 302 Certification                                      29
         Exhibit 32 - Section 906 Certification                                        30

SIGNATURES                                                                             31

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             June 30,
                                                                               2003          December 31,
                                                                            (Unaudited)          2002
                                                                            -----------      ------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks ..............................................       $  15,162        $   9,424
Investment securities available-for-sale .............................         166,259          131,676

Loans receivable .....................................................         198,929          182,967
Allowance for loan loss ..............................................          (2,579)          (2,406)
----------------------------------------------------------------------       ---------        ---------
                Net loans receivable .................................         196,350          180,561
----------------------------------------------------------------------       ---------        ---------

Premises and equipment, net ..........................................           6,219            6,280
Accrued interest receivable ..........................................           1,732            2,193
Other assets .........................................................           3,794            2,085
----------------------------------------------------------------------       ---------        ---------

                Total Assets .........................................       $ 389,516        $ 332,219
======================================================================       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand ....................................       $  64,943        $  51,971
      Interest bearing - NOW .........................................          31,151           23,455
      Savings and money market .......................................         123,877          100,784
      Certificates of deposit, under $100,000 ........................          77,460           76,815
      Certificates of deposit, $100,000 and over .....................          41,699           38,604
----------------------------------------------------------------------       ---------        ---------
                Total deposits .......................................         339,130          291,629
----------------------------------------------------------------------       ---------        ---------

Short-term borrowings ................................................          19,400           11,500
Accrued interest payable .............................................              86               38
Other liabilities ....................................................             862              454
Guaranteed Preferred Beneficial Interest in the Company's
      Subordinated Debt ..............................................           5,000            5,000
----------------------------------------------------------------------       ---------        ---------
                Total liabilities ....................................         364,478          308,621
----------------------------------------------------------------------       ---------        ---------

Stockholders' equity
      Common stock - authorized 10,000,000 shares of
            no par value; issued and outstanding, net of treasury
            shares, 3,375,194 at June 30, 2003 and 3,172,945
            at December 31, 2002 .....................................          29,318           25,512
      Accumulated deficit ............................................          (4,365)          (2,239)
      Accumulated other comprehensive income .........................             448              688
      Treasury stock, 22,357 shares, at cost .........................            (363)            (363)
----------------------------------------------------------------------       ---------        ---------
                Total stockholders' equity ...........................          25,038           23,598
----------------------------------------------------------------------       ---------        ---------

                Total Liabilities and Stockholder's Equity ...........       $ 389,516        $ 332,219
======================================================================       =========        =========

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three Months Ended   Six Months Ended
                                                                      June 30,            June 30,
                                                                 ------------------   ----------------
                                                                   2003      2002      2003      2002
                                                                 ------------------   ----------------
                                                              (Dollars in thousands, except per share data)
INTEREST INCOME
      Loans, including Fees ..............................        $3,218    $2,889    $6,343    $5,681
      Federal funds sold .................................             2         3         9         5
      Investment securities ..............................         1,237       963     2,290     1,925
----------------------------------------------------------        ------    ------    ------    ------
                   Total interest income .................         4,457     3,855     8,642     7,611
----------------------------------------------------------        ------    ------    ------    ------

INTEREST EXPENSE
      Interest bearing - NOW .............................            60        50       114        92
      Savings and money market ...........................           484       443       936       841
      Certificates of deposit ............................           817       704     1,679     1,515
      Short-term borrowings ..............................            46        30        71        59
      Long-term borrowings ...............................            63        --       122        --
----------------------------------------------------------        ------    ------    ------    ------
                   Total interest expense ................         1,470     1,227     2,922     2,507
----------------------------------------------------------        ------    ------    ------    ------
                   Net interest income ...................         2,987     2,628     5,720     5,104
Provision for loan losses ................................            60       595       173       685
----------------------------------------------------------        ------    ------    ------    ------
                   Net interest income after provision
                         for loan losses .................         2,927     2,033     5,547     4,419
----------------------------------------------------------        ------    ------    ------    ------

Non-interest income:
      Service fees on deposit accounts ...................           154       109       272       205
      Service fees on loans ..............................           115        96       181       232
      Gains on sales of investment securities ............            --        --       372        --
      Other fees and commissions .........................           120       104       268       258
----------------------------------------------------------        ------    ------    ------    ------
                   Total non-interest income .............           389       309     1,093       695
----------------------------------------------------------        ------    ------    ------    ------

Non-interest expense:
      Salaries and wages .................................           955       837     1,929     1,632
      Employee benefits ..................................           178       149       339       283
      Occupancy expense ..................................           210       184       452       344
      Depreciation - occupancy, furniture & equipment ....           239       220       472       437
      Other ..............................................           777       717     1,532     1,338
----------------------------------------------------------        ------    ------    ------    ------
                   Total non-interest expense ............         2,359     2,107     4,724     4,034
----------------------------------------------------------        ------    ------    ------    ------

                   Income before income taxes ............           957       235     1,916     1,080
Income tax expense .......................................           346        84       699       376
----------------------------------------------------------        ------    ------    ------    ------

                   Net Income ............................        $  611    $  151    $1,217    $  704
==========================================================        ======    ======    ======    ======

Per Common Share:
      Net income - basic .................................         $0.18     $0.05     $0.36     $0.21
      Net income - diluted ...............................         $0.17     $0.04     $0.34     $0.20

Weighted average shares outstanding (in thousands):
      Basic ..............................................         3,356     3,331     3,344     3,331
      Diluted ............................................         3,582     3,509     3,568     3,481

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                                              (1)          Other                           Total
                                               Common       Treasury      Accumulated  Comprehensive   Comprehensive   Stockholders'
                                                Stock         Stock         Deficit        Income         Income           Equity
                                               ------       --------      -----------  -------------   -------------   -------------
                                                                            (Dollars in thousands)
Balance December 31, 2002 ..................   $25,512        $(363)        $(2,239)        $ 688                        $ 23,598

5% stock dividend (158,560 shares) .........     3,338           --          (3,338)           --                              --
Cash in lieu of fractional shares ..........        --           --              (5)           --                              (5)

Options exercised ..........................       344           --              --            --                             344

Tax benefit from exercised non-qualified
      stock options ........................       124           --              --            --                             124

Comprehensive Income:
      Net Income ...........................        --           --           1,217            --         $ 1,217           1,217
      Decrease in unrealized holding
           gains on securities, net ........        --           --              --          (240)           (240)           (240)
                                                                                                          -------        --------

Total Comprehensive Income .................        --           --              --            --         $   977
                                               -------        -----         -------         -----         =======

Balance, June 30, 2003 (Unaudited) .........   $29,318        $(363)        $(4,365)        $ 448                        $ 25,038
                                               =======        =====         =======         =====                        ========

(1) Includes accumulated charges for stock dividends of $9,168 and $5,825 at June 30, 2003 and December 31, 2002, respectively.

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   2003           2002
                                                                                 ---------      --------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
         Net income ........................................................     $   1,217      $    704
         Adjustments to reconcile net income to net cash
              provided by operating activities:
                    Depreciation and amortization ..........................           472           437
                    Provision for loan losses ..............................           173           685
                    Accretion of investment discount .......................            (6)          (11)
                    Amortization of investment premium .....................           595             6
                    Gain on sale of investment securities ..................          (372)           --
                    Decrease (increase) in accrued interest receivable .....           461          (146)
                    Increase in other assets ...............................          (672)         (253)
                    Increase (decrease) in accrued interest payable ........            48        (1,060)
                    Increase (decrease) in other liabilities ...............           408          (165)
----------------------------------------------------------------------------     ---------      --------

                           Net cash provided by operating activities .......         2,324           197
----------------------------------------------------------------------------     ---------      --------

Cash flows from investing activities:
         Purchases of investment securities available-for-sale .............      (210,932)      (30,208)
         Proceeds from sales of investment securities ......................        53,890            --
         Proceeds from maturities and calls and of investment securities ...       122,089        24,529
         Net increase in loans .............................................       (15,962)      (24,217)
         Purchase of bank owned life insurance .............................        (1,000)           --
         Purchases of premises and equipment ...............................          (411)         (379)
----------------------------------------------------------------------------     ---------      --------

                           Net cash used in investing activities ...........       (52,326)      (30,275)
----------------------------------------------------------------------------     ---------      --------

Cash flows from financing activities:
         Net increase in demand deposits and savings accounts ..............        43,761        28,474
         Net increase (decrease) in certificates of deposit ................         3,740        (7,090)
         Proceeds from exercise of stock options ...........................           344            --
         Stock dividend - cash paid in lieu of fractional shares ...........            (5)           (5)
         Increase in short-term borrowings .................................         7,900        12,700
----------------------------------------------------------------------------     ---------      --------

                           Net cash provided by financing activities .......        55,740        34,079
----------------------------------------------------------------------------     ---------      --------

Net increase in cash and cash equivalents ..................................         5,738         4,001
Cash and cash equivalents as of beginning of year ..........................         9,424         9,342
----------------------------------------------------------------------------     ---------      --------

Cash and cash equivalents as of end of period ..............................     $  15,162      $ 13,343
============================================================================     =========      ========

Supplemental disclosures of cash flow information:
         Cash paid during the period for interest ..........................     $   2,934      $  3,567
         Cash paid during the period for income taxes ......................     $     837      $    694

     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2002. The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

Off Balance Sheet Guarantees

The Company adopted FASB Interpretation 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record an initial liability, other than the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $4.8 million and they expire through April, 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

In January, 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities after February 1, 2003 through June 30, 2003. The Company is in process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held prior to the issuance of FIN 46 on its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that CBNJ Capital Trust I qualifies as a variable interest entity under FIN 46. CBNJ Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. CBNJ Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by CBNJ Capital Trust I on the mandatorily redeemable preferred stock. CBNJ Capital Trust I is currently included in the Company's consolidated balance sheet and statements of income. Management believes that CBNJ Capital Trust I should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to CBNJ Capital Trust I become available, management will reevaluate its conclusion that CBNJ Capital Trust I should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations.

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 2003 and December 31, 2002 (Dollars in thousands).

                                                                    June 30, 2003 (Unaudited)
                                                        -------------------------------------------------
                                                                                    Gross          Gross
                                                        Amortized    Unrealized   Unrealized       Fair
                                                           Cost        Gains        Losses         Value
                                                        ---------    ----------   ----------     --------
Securities available-for-sale:
         U.S. Government and agency securities ....      $163,047      $  717      $     --      $163,764
         Other securities .........................         2,495          --            --         2,495
                                                         --------      ------      --------      --------
                                                         $165,542      $  717      $     --      $166,259
                                                         ========      ======      ========      ========

                                                                        December 31, 2002
                                                        -------------------------------------------------
                                                                                    Gross          Gross
                                                        Amortized    Unrealized   Unrealized       Fair
                                                           Cost        Gains        Losses         Value
                                                        ---------    ----------   ----------     --------
Securities available-for-sale:
         U.S. Government and agency securities ....      $128,937      $1,109      $     --      $130,046
         Other securities .........................         1,630          --            --         1,630
                                                         --------      ------      --------      --------
                                                         $130,567      $1,109      $     --      $131,676
                                                         ========      ======      ========      ========

The following table sets forth as of June 30, 2003 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                      Available-for-sale
                                                   -----------------------
                                                   Amortized        Fair
                                                      Cost          Value
                                                   ---------      --------
      Due in one year or less ................      $     --      $     --
      Due after one year through five years ..       157,963       158,594
      Due after five years through ten years .         6,584         6,670
      Due after ten years ....................           995           995
                                                    --------      --------
                                                    $165,542      $166,259
                                                    ========      ========

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 2003 and December 31, 2002 (Dollars in thousands).

                                                          Loan Portfolio By Type of Loan
                                                --------------------------------------------------
                                                     June 30, 2003
                                                      (Unaudited)              December 31, 2002
                                                ----------------------      ----------------------
                                                 Amount        Percent       Amount        Percent
                                                --------       -------      --------       -------
      Commercial and industrial loans ....      $ 39,010        19.61%      $ 46,998        25.69%
      Commercial mortgage loans ..........        99,823        50.18%        94,067        51.41%
      Residential mortgages ..............         2,909         1.46%         5,829         3.19%
      Construction loans .................        32,352        16.26%        13,295         7.26%
      Consumer loans .....................        24,826        12.48%        22,193        12.13%
      Other loans ........................             9         0.01%           585         0.32%
                                                --------       ------       --------       ------

                                                $198,929       100.00%      $182,967       100.00%
                                                ========       ======       ========       ======

The following table represents the activity in the allowance for loan losses for the six month periods ended June 30, 2003 and 2002 and the year ended December 31, 2002 (Dollars in thousands).

                                                               Allowance For Loan Losses
                                                         -------------------------------------
                                                           Six Months Ended
                                                                June 30,
                                                              (Unaudited)           Year Ended
                                                         --------------------      December 31,
                                                          2003          2002           2002
                                                         ------       -------      ------------
      Balance - beginning of period ...............      $2,406       $ 1,964        $ 1,964
      Recoveries ..................................          --            --              1
      Charge-offs .................................          --            (1)          (452)
      Provision for loan losses ...................         173           685            893
                                                         ------       -------        -------

      Balance - end of period .....................      $2,579       $ 2,648        $ 2,406
                                                         ======       =======        =======
      Balance of Allowance at period-end as a %
          of loans at period-end ..................        1.30%         1.54%          1.31%
                                                         ======       =======        =======

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE G - STOCK-BASED COMPENSATION

The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied.

At June 30, 2003, the Company had six stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                          June 30
                                                        (unaudited)
                                                     2003       2002
                                                     ----       ----
      Net income, as reported                       $1,217      $ 704
      Less stock-based compensation costs
               determined under fair value
               based method for all awards              57         90
                                                    ------      -----
      Net income, pro forma                           1160        614

      Earnings per share - basic as reported        $ 0.36      $0.21
      Earnings per share - basic proforma             0.35       0.18

      Earnings per share - diluted as reported      $ 0.34      $0.20
      Earnings per share - diluted proforma           0.33       0.17

COMMUNITY BANCORP OF NEW JERSEY

Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies, Judgements and Estimates

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

FINANCIAL CONDITION

Total assets at June 30, 2003 increased by $57.3 million, or 17.2%, to $389.5 million compared to $332.2 million at December 31, 2002. Total assets averaged $353.1 million in the first six months of 2003, a $73.2 million, or 26.2%, increase from the 2002 full year average of $279.9 million. Average loans increased $22.1 million, or 13.1%, to $191.4 million in the first six months of 2003, from the 2002 full year average of $169.3 million. Average investment securities increased by $49.1 million, or 52.3%, to $143.0 million; average Federal funds sold increased by $1.1 million, or 183.3%, to $1.7 million; the average of all other assets increased by $1.2 million, or 6.5%, to $19.6 million; and the loan loss reserve average increased $0.3 million, or 13.6%, to $2.5 million during the first six months of 2003 compared to the full year 2002 averages.

These increases in average assets were funded primarily by a $65.1 million, or 26.3%, increase in average deposits, as average deposits for the first six months of 2003 increased to $312.5 million from the full year 2002 average of $247.4 million. Increases in average assets were further funded by a $4.8 million increase in average Trust preferred securities funding as a result of the December 2002 $5.0 million Trust preferred offering, and was further increased by $1.8 million, or 20.0%, as average short-term borrowings for the first six months of 2003 increased to $10.8 million from the full year 2002 average of $9.0 million.

Lending Activity

Total loans at June 30, 2003 were $198.9 million, an 8.7%, or $15.9 million increase from December 31, 2002. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $5.7 million in commercial mortgage loans, $19.1 million in construction loans, and $2.6 million in consumer loans and were offset by reductions of $8.0 million in commercial and industrial loans, $2.9 million in residential mortgage loans and $0.6 million in other loans.

The 8.7% increase in loans at June 30, 2003 compared to December 31, 2002 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans. Further enhancing loan growth has been our desire to provide quality customer service. Our focus is on the continued origination, retention and service of a high quality loan portfolio.

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

Allowance for Loan Losses

The allowance for loan losses was $2.6 million, or 1.30% of total loans, at June 30, 2003 compared to $2.4 million, or 1.31% of total loans, at December 31, 2002. At June 30, 2003 and December 31, 2002 we had no non-accrual loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio and the continued growth of our loan portfolio.

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

Investment Securities Activity

Investment securities increased by $34.6 million, or 26.3%, to $166.3 million at June 30, 2003 compared to $131.7 million at December 31, 2002. During the first six months of 2003, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities. During the first six months of 2003, maturities and calls of $122.1 million in investment securities and proceeds from sales of investment securities amounting to $53.9 million were used to fund loan growth of $16.0 million. We utilized excess liquidity to fund additional purchases of investment securities of $210.9 million as we changed the maturity distribution of the investment securities portfolio.

At June 30, 2003, investment securities of $166.3 million, or 100.0% of the total investment securities portfolio, were classified as available-for-sale. We had no investment securities classified as held-to-maturity or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with stated maturities of under five years and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $47.5 million, or 16.3%, to $339.1 million at June 30, 2003 compared to $291.6 million at December 31, 2002. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $43.8 million, while higher costing certificates of deposit increased by $3.7 million.

Average total deposits increased by $65.1 million, or 26.3%, to $312.5 million for the six months ended June 30, 2003 compared to the 2002 full year average of $247.4 million. Changes in the deposit mix averages for the six months ended June 30, 2003 compared to the 2002 full year averages include a $20.8 million, or 25.3%, increase in savings deposits; a $2.7 million, or 12.9%, increase in NOW account deposits; a $30.1 million, or 33.1%, increase in time deposits; a $2.7 million, or 37.0%, increase in money market deposits; and a $8.8 million, or 19.1%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings and money market deposits, which amounted to $123.9 million at June 30, 2003, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 3.9% and 2.8% of our total assets at June 30, 2003 and December 31, 2002, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary source of funds at June 30, 2003 was increased targeted deposit products, proceeds from maturities, calls and sales of investment securities, and to a lesser extent, short-term borrowed funds. Deposit increases amounted to $47.5 million for the six months ended June 30, 2003 and proceeds from maturities, calls and sales of investment securities amounted to $176.0 million. These sources of funds were augmented with an increase of $7.9 million in short-term borrowings as of June 30, 2003. During the first six months of 2003, we utilized deposit growth, matured investment securities, and to a lesser extent, short-term borrowings as funding sources for increased loans made to customers amounting to $16.0 million and securities purchases amounting to $210.9 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at June 30, 2003 amounted to $166.3 million. Also, many of our loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing and term line of $36.6 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of June 30, 2003, we had $19.4 million in short-term borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Contractual Obligations and Other Commitments

During 2003, there have been no significant changes in the Company's contractual obligations and other commitments from that reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments" in the Company's Form 10-KSB for the year ended December 31, 2002.

Capital Resources

Stockholder's equity increased by $1.4 million at June 30, 2003 compared to December 31, 2002. The changes in stockholders' equity during the six months ended June 30, 2003 were comprised of an increase from net income of $1.2 million and an increase of $344 thousand from exercised stock options, an increase of $124 thousand in tax benefits from exercised non-qualified stock options, and was partially offset by a decrease of $240 thousand in the unrealized gains, net of taxes, in the available-for-sale investment securities portfolio and $5 thousand cash paid in lieu of fractional shares associated with our second quarter 5% stock dividend.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), and the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 2003 as well as the regulatory required minimum and "well capitalized" capital ratios:

                           June 30, 2003            Regulatory Requirement
                         Company       Bank       Minimum    "Well Capitalized"
                         -------       ----       -------    ------------------
Risk-based Capital:
Tier I capital ratio ..   12.01%       9.79%       4.00%            6.00%
Total capital ratio ...   13.05%      10.84%       8.00%           10.00%

Leverage ratio ........    8.07%       6.58%    3.00%-5.00%    5.00% or greater

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

RESULTS OF OPERATIONS for the six months ended June 30, 2003 compared to the six months ended June 30, 2002

Net Income

For the six months ended June 30, 2003, we earned $1.2 million compared to $704 thousand in net income for the same period last year. Basic and diluted net income per share for the six months ended June 30, 2003 was $0.36 and $0.34, respectively, compared to basic and diluted net income per share of $0.21 and $0.20, respectively, for the same prior year period. The increase in net income was primarily due to a $616 thousand, or 12.1%, increase in net interest income, a $398 thousand, or 57.3%, increase in non-interest income, a decrease in the loan loss provision of $512 thousand, and was partially offset by an increase in non-interest expense of $690 thousand, or 17.1%, and increased income tax expense of $323 thousand, or 85.9%.

Net Interest Income

Net interest income increased $616 thousand, or 12.1%, to $5.7 million for the six months ended June 30, 2003 from $5.1 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $1.4 million as average interest earning assets, net of average interest bearing liabilities, increased by $11.8 million, or 23.2%, for the first six months of 2003 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $814 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the six months ended June 30, 2003 decreased to 3.43% compared to 4.28% for the same prior year period. The decrease in net interest margin of 85 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 75.7% to $143.0 million from $81.4 million. Excess liquidity was utilized in lower yielding short-term investment securities as an alternative due to lower loan funding needs. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.00% as of June 30, 2003.

Interest income increased $1.0 million, or 13.5%, to $8.6 million for the six months ended June 30, 2003 compared to $7.6 million for the same period in 2002. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.2 million, volume related increases in income of $1.5 million in investment securities and volume related increases in income from Federal funds sold of $9 thousand, as our growth resulted in an increase in average earning assets of $95.5 million, or 39.7%, to $336.0 million for the six months ended June 30, 2003 compared to $240.5 million for the same period in 2002.

In addition to the volume related net increase amounting to $2.6 million, total interest income was reduced by $1.6 million from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2002.

Interest expense for the first six months of 2003 increased $415 thousand, or 16.6%, compared to the same prior year period. The increase in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $798 thousand of the expense decrease, and was offset by $1.2 million attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 and the six months ended June 30, 2003 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                              Three Months Ended                      Three Months Ended
                                                                June 30, 2003                           June 30, 2002
                                                    --------------------------------------  --------------------------------------
                                                     Average         Interest      Average   Average         Interest      Average
                                                     Balance      Income/Expense     Rate    Balance      Income/Expense     Rate
                                                     -------      --------------   -------   -------      --------------   -------
                                                                          (In thousands, except percentages)
ASSETS
Interest Earning Assets:
         Federal Funds Sold ......................  $     582         $    2        1.38%   $     738         $    3        1.63%
         Investment Securities ...................    152,168          1,237        3.25%      81,789            963        4.71%
         Loans (net of unearned income) (1) (2) ..    196,083          3,218        6.58%     164,194          2,889        7.06%
                                                    ---------         ------                ---------         ------

         Total Interest Earning Assets ...........    348,833          4,457        5.12%     246,721          3,855        6.27%
                                                    ---------         ------                ---------         ------

Non-Interest Earning Assets:
         Loan Loss Reserve .......................     (2,540)                                 (2,103)
         All Other Assets ........................     20,013                                  17,994
                                                    ---------                               ---------

         Total Assets ............................  $ 366,306                               $ 262,612
                                                    =========                               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
    NOW Deposits .................................  $  24,830             60        0.97%   $  19,107             50        1.05%
    Savings Deposits .............................    108,586            439        1.62%      79,897            402        2.02%
    Money Market Deposits ........................      9,744             45        1.85%       7,279             41        2.26%
    Time Deposits ................................    122,033            817        2.69%      81,220            704        3.48%
    Trust preferred securities ...................      5,000             63        5.05%          --             --        0.00%
    Short-term Borrowings ........................     13,891             46        1.33%       6,291             30        1.91%
                                                    ---------         ------                ---------         ------

         Total Interest Bearing Liabilities ......    284,084          1,470        2.08%     193,794          1,227        2.54%
                                                    ---------         ------                ---------         ------

Non-Interest Bearing Liabilities:
    Demand Deposits ..............................     57,243                                  45,961
    Other Liabilities ............................        464                                     953
                                                    ---------                               ---------

         Total Non-Interest Bearing Liabilities ..     57,707                                  46,914
                                                    ---------                               ---------

Stockholders' Equity .............................     24,515                                  21,904
                                                    ---------                               ---------

         Total Liabilities and Stockholders'
         Equity ..................................  $ 366,306                               $ 262,612
                                                    =========                               =========

NET INTEREST INCOME ..............................                    $2,987                                  $2,628
                                                                      ======                                  ======


NET INTEREST SPREAD (3) ..........................                                  3.05%                                   3.73%

NET INTEREST MARGIN (4) ..........................                                  3.43%                                   4.27%

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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                               Six Months Ended                        Six Months Ended
                                                                June 30, 2003                           June 30, 2002
                                                    --------------------------------------  --------------------------------------
                                                     Average         Interest      Average   Average         Interest      Average
                                                     Balance      Income/Expense     Rate    Balance      Income/Expense     Rate
                                                     -------      --------------   -------   -------      --------------   -------
                                                                          (In thousands, except percentages)
ASSETS
Interest Earning Assets:
   Federal Funds Sold ............................  $   1,718         $    9        1.06%   $     598         $    5        1.69%
   Investment Securities .........................    142,954          2,290        3.20%      81,418          1,925        4.73%
   Loans (net of unearned income) (1) (2) ........    191,377          6,343        6.68%     158,488          5,681        7.23%
                                                    ---------         ------                ---------         ------

         Total Interest Earning Assets ...........    336,049          8,642        5.19%     240,504          7,611        6.38%
                                                    ---------         ------                ---------         ------

Non-Interest Earning Assets:
    Loan Loss Reserve ............................     (2,482)                                 (2,041)
    All Other Assets .............................     19,555                                  17,855
                                                    ---------                               ---------

         Total Assets ............................  $ 353,122                               $ 256,318
                                                    =========                               =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
    NOW Deposits .................................  $  23,723            114        0.97%   $  18,771             92        0.99%
    Savings Deposits .............................    103,119            842        1.65%      75,330            762        2.04%
    Money Market Deposits ........................     10,038             94        1.89%       7,087             79        2.25%
    Time Deposits ................................    120,753          1,679        2.80%      82,227          1,515        3.72%
    Trust preferred securities ...................      5,000            122        4.92%          --             --        0.00%
    Short-term Borrowings ........................     10,778             71        1.33%       6,246             59        1.90%
                                                    ---------         ------                ---------         ------

         Total Interest Bearing Liabilities ......    273,411          2,922        2.16%     189,661          2,507        2.67%
                                                    ---------         ------                ---------         ------

Non-Interest Bearing Liabilities:
    Demand Deposits ..............................     54,889                                  43,562
    Other Liabilities ............................        574                                   1,405
                                                    ---------                               ---------

         Total Non-Interest Bearing Liabilities ..     55,463                                  44,967
                                                    ---------                               ---------

Stockholders' Equity .............................     24,248                                  21,690
                                                    ---------                               ---------

         Total Liabilities and Stockholders'
         Equity ..................................  $ 353,122                               $ 256,318
                                                    =========                               =========

NET INTEREST INCOME ..............................                    $5,720                                  $5,104
                                                                      ======                                  ======

NET INTEREST SPREAD (3) ..........................                                  3.03%                                   3.72%

NET INTEREST MARGIN (4) ..........................                                  3.43%                                   4.28%

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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                         Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                          Compared to Three Months Ended       Compared to Six Months Ended
                                                   June 30, 2002                       June 30, 2002
                                         --------------------------------     ------------------------------
                                            Increase (Decrease) Due To          Increase (Decrease) Due To
                                           -----------------------------      ------------------------------
                                           Volume       Rate        Net       Volume       Rate         Net
                                           -------      -----      -----      ------     -------      ------
                                                    (In thousands)                    (In thousands)
Interest Earned On:
    Federal Funds Sold ...............     $    (1)     $  --      $  (1)     $    9     $    (5)     $    4
    Investment Securities ............         829       (555)       274       1,455      (1,090)        365
    Loans (net of unearned income) ...         561       (232)       329       1,179        (517)        662
                                           -------      -----      -----      ------     -------      ------

         Total Interest Income .......       1,389       (787)       602       2,643      (1,612)      1,031
                                           -------      -----      -----      ------     -------      ------

Interest Paid On:
    NOW Deposits .....................          15         (5)        10          24          (2)         22
    Savings Deposits .................         144       (107)        37         281        (201)         80
    Money Market Deposits ............          14        (10)         4          33         (18)         15
    Time Deposits ....................         354       (241)       113         710        (546)        164
    Trust preferred securities .......          63         --         63         122          --         122
    Short-term Borrowings ............          36        (20)        16          43         (31)         12
                                           -------      -----      -----      ------     -------      ------

         Total Interest Expense ......         626       (383)       243       1,213        (798)        415
                                           -------      -----      -----      ------     -------      ------

         Net Interest Income .........     $   763      $(404)     $ 359      $1,430     $  (814)     $  616
                                           =======      =====      =====      ======     =======      ======

Provision for Loan Losses

The provision for loan losses was $173 thousand for the first six months of 2003 compared to a provision of $685 thousand for the same period in 2002. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. At June 30, 2002, we had $2.4 million of non-accrual loans and established $480 thousand in provisions for loan losses to fully cover anticipated losses associated with these loans. The allowance for loan losses totaled $2.6 million, or 1.54% of total loans, at June 30, 2002. The allowance for loan losses totaled $2.6 million, or 1.30% of total loans, at June 30, 2003 and we had no non-accrual loans.

Non-Interest Income

Total non-interest income was $1.1 million for the first six months of 2003 compared to $695 thousand for the first six months of 2002, an increase of $398 thousand, or 57.3%. The increase was attributable to $372 thousand in realized gain on sales of investment securities during the first quarter of 2003 compared to no realized gains as of June 30, 2002. The security gains were realized as a result of our Asset/Liability Committee recommendation to shorten the duration of our investment security portfolio. Other non-interest income category changes include a decrease in non-interest service fees on loans, which amounted to $181 thousand for the six months ended June 30, 2003 compared to $232 thousand earned for the same prior year period, a decrease of $51 thousand, or 22.0%. This decrease in non-interest service fees on loans resulted primarily from reduced activity in loan participations. All other non-interest income increased by $77 thousand, or 16.6%, to $540 thousand, and resulted from the continued growth of the Company.

Non-Interest Expense

Total non-interest expense amounted to $4.7 million for the six months ended June 30, 2003, an increase of $690 thousand, or 17.1%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $353 thousand, or 18.4%, and reflected increases in the number of employees from 96 full-time equivalents for the period ended June 30, 2002 to 100 full-time equivalents for the period ended June 30, 2003. The increase in personnel is primarily attributable to the acquisition of additional management level personnel required due to the Company's growth and the opening of our Millhurst, New Jersey branch.

Occupancy and depreciation expenses increased $143 thousand, or 18.3%, for the first six months of 2003 compared to the same period in 2002. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $194 thousand, or 14.5%, for the first six months of 2003 compared to the first six months of 2002. The increase was attributable to increased other expenses resulting from our continued growth.

Income Tax Expense

For the six months ended June 30, 2003, we recognized $699 thousand in income tax expense compared to $376 thousand in income tax expense during the first six months of 2002. The effective tax rate for the first six months of 2003 was 36.5% compared to 34.8% for the same period during 2002.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the six months ended June, 2003, our ROA was 0.69% compared to 0.72% for the year ended December 31, 2002. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 10.04% for the six months ended June 30, 2003, compared to 9.06% for the year ended December 31, 2002.

RESULTS OF OPERATIONS for the three months ended June 30, 2003 compared to the three months ended June 30, 2002

Net Income

For the three months ended June 30, 2003, we earned $611 thousand compared to $151 thousand in net income for the same period last year. Basic and diluted net income per share for the three months ended June 30, 2003 was $0.18 and $0.17, respectively, compared to basic and diluted net income per share of $0.05 and $0.04, respectively, for the same prior year period. The increase in net income was primarily due to a $359 thousand, or 13.66%, increase in net interest income, a $80 thousand, or 25.9%, increase in non-interest income, and a reduction in loan loss provision of $535 thousand, and was partially offset by an increase in non-interest expense of $252 thousand, or 12.0%, and increased income tax expense of $262 thousand, or 311.9%.

Net Interest Income

Net interest income increased $359 thousand, or 13.7%, to $3.0 million for the three months ended June 30, 2003 from $2.6 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $763 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $11.8 million, or 22.3%, for the second three months of 2003 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $404 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended June 30, 2003 decreased to 3.43% compared to 4.27% for the same prior year period. The decrease in net interest margin of 84 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 86.1% to $152.2 million from $81.8 million. Excess liquidity was utilized in lower yielding short-term investment securities as an alternative due to lower loan funding needs. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.00% as of June 30, 2003.

Interest income increased $602 thousand, or 15.6%, to $4.5 million for the three months ended June 30, 2003 compared to $3.9 million for the same period in 2002. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $561 thousand, volume related increases in income of $829 thousand in investment securities and was offset by volume related decreases in income from Federal funds sold of $1 thousand, as our growth resulted in an increase in average earning assets of $102.1 million, or 41.4%, to $348.8 million for the three months ended June 30, 2003 compared to $246.7 million for the same period in 2002.

In addition to the volume related net increase amounting to $1.4 million, total interest income was reduced by $787 thousand from rate related decreases as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2002.

Interest expense for the second three months of 2003 increased $243 thousand, or 19.8%, compared to the same prior year period. The increase in interest expense was due primarily to net rate related decreases in interest bearing deposits, which accounted for $383 thousand of the expense decrease, and was offset by $626 thousand attributable to net volume related increases. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

Provision for Loan Losses

The provision for loan losses was $60 thousand for the second three months of 2003 compared to a provision of $595 thousand for the same period in 2002. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. For the quarter ended June 30, 2002, we had $2.4 million of non-accrual loans and established $480 thousand in provisions for loan losses to fully cover anticipated losses associated with these loans. The allowance for loan losses totaled $2.6 million, or 1.54% of total loans, at June 30, 2002. The allowance for loan losses totaled $2.6 million, or 1.30% of total loans, at June 30, 2003 and we had no non-accrual loans.

Non-Interest Income

Total non-interest income was $389 thousand for the second three months of 2003 compared to $309 thousand for the second three months of 2002, an increase of $80 thousand, or 25.9%. The increase was attributable to deposit service fees and other fees resulting from the continued growth of the Company.

Non-Interest Expense

Total non-interest expense amounted to $2.4 million for the three months ended June 30, 2003, an increase of $252 thousand, or 12.0%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $147 thousand, or 14.9%, and reflected increases in the number of employees from 96 full-time equivalents for the period ended June 30, 2002 to 100 full-time equivalents for the period ended June 30, 2003. The increase in personnel is primarily attributable to the acquisition of additional management level personnel required due to the Company's growth and the opening of our Millhurst, New Jersey branch.

Occupancy and depreciation expenses increased $45 thousand, or 11.1%, for the second three months of 2003 compared to the same period in 2002. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $60 thousand, or 8.4%, for the second three months of 2003 compared to the second three months of 2002. The increase was attributable to increased other expenses resulting from our continued growth.

Income Tax Expense

For the three months ended June 30, 2003, we recognized $346 thousand in income tax expense compared to $84 thousand in income tax expense during the second three months of 2002. The effective tax rate for the second three months of 2003 was 36.2% compared to 35.7% for the same period during 2002.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended June 30, 2003, our ROA was 0.67% compared to 0.72% for the year ended December 31, 2002. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 9.97% for the three months ended June 30, 2003, compared to 9.06% for the year ended December 31, 2002.

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

Item 4.     CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission roles and forms.

      (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            Not Applicable.

Item 3.     Defaults Upon Senior Securities

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of Community Bancorp of New Jersey was held on April 24, The following were the results of voting on the one proposal presented:

            Note:  Shares Outstanding were...................    3,173,224
                   Shares Voted were.........................    2,869,316

            Proposal No. 1 -    The re-election of four nominees to the Board of
                                Directors for the terms as stated in the proxy statement.

            Elected Director      Votes For    Votes Withheld      %
            ----------------      ---------    --------------    -----
            Morris Kaplan         2,829,431        39,885        98.6%
            Eli Kramer            2,827,345        41,971        98.5%
            Lewis Wetstein        2,866,818         2,498        99.9%
            James Kinghorn        2,866,808         2,508        99.9%

Item 5.     Other Information

            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 31.1 - Section 302 Certification
                  Exhibit 31.2 - Section 302 Certification
                  Exhibit 32 - Section 906 Certification

            (b)   Reports on Form 8-K

                  The Registrant filed no Form 8-K's during the first quarter 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY BANCORP OF NEW JERSEY
                                                   (Issuer)


Date: August 11, 2003                   By: Robert D. O'Donnell
                                            -------------------
                                         ROBERT D. O'DONNELL
                                         President and Chief Executive Officer


                                    By: Michael Bis
                                        -----------
                                        MICHAEL BIS
                                        Sr. Vice President and Chief Financial
                                        Officer