Form 10-Q
period 2003-09-30
COMMUNITY BANCORP OF NEW JERSEY
filed 2003-11-14
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended       September 30, 2003

|_|   Transition report under Section 13 or 15 (d) of the Exchange Act

      For the transition period from ___________________ to ___________________

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

                   Yes    |_|                   No   |X|

Common Stock, No Par Value 3,385,490 shares outstanding as of November 14, 2003

                                      INDEX
                         COMMUNITY BANCORP OF NEW JERSEY

PART I.    FINANCIAL INFORMATION                                              PAGE NO.
                                                                              --------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets at September 30, 2003
           (Unaudited) and December 31, 2002                                     3

           Consolidated Condensed Statements of Income for the three and nine
           months ended September 30, 2003 and 2002 (Unaudited)                  4

           Consolidated Condensed Statement of Changes in Stockholders'
           Equity at September 30, 2003 (Unaudited)                              5

           Consolidated Condensed Statements of Cash Flows for the nine
           months ended September 30, 2003 and 2002 (Unaudited)                  6

           Notes to Consolidated Condensed Financial Statements (Unaudited)    7 - 12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13 - 26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk            27

Item 4.    Controls and Procedures                                               27

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     27

Item 2.    Changes in Securities and Use of Proceeds                             28

Item 3.    Defaults Upon Senior Securities                                       28

Item 4.    Submission of Matters to a Vote of Security Holders                   28

Item 5.    Other Information                                                     28

Item 6.    Exhibits and Reports on Form 8-K                                      28
           Exhibit 31.1 - Section302 Certification
           Exhibit 31.2 - Section 302 Certification
           Exhibit 32 - Section 906 Certification

SIGNATURES                                                                       29

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       September 30,
                                                                                            2003       December 31,
                                                                                        (Unaudited)        2002
                                                                                       -------------    ---------
ASSETS                                                                                    (Dollars in thousands)
Cash and due from banks ............................................................     $   9,981      $   9,424
Investment securities available-for-sale ...........................................       210,622        131,676

Loans receivable ...................................................................       199,419        182,967
Allowance for loan loss ............................................................        (2,619)        (2,406)
------------------------------------------------------------------------------------     ---------      ---------
        Net loans receivable                                                               196,800        180,561
------------------------------------------------------------------------------------     ---------      ---------

Premises and equipment, net ........................................................         6,508          6,280
Accrued interest receivable ........................................................         1,601          2,193
Other assets .......................................................................         7,452          2,085
------------------------------------------------------------------------------------     ---------      ---------

        Total Assets                                                                     $ 432,964      $ 332,219
------------------------------------------------------------------------------------     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand ......................................................     $  65,284      $  51,971
  Interest bearing - NOW ...........................................................        30,029         23,455
  Savings and money market .........................................................       134,117        100,784
  Certificates of deposit, under $100,000 ..........................................        70,063         76,815
  Certificates of deposit, $100,000 and over .......................................        36,522         38,604
------------------------------------------------------------------------------------     ---------      ---------
        Total deposits                                                                     336,015        291,629
------------------------------------------------------------------------------------     ---------      ---------

Short-term borrowings ..............................................................        66,600         11,500
Accrued interest payable ...........................................................            82             38
Other liabilities ..................................................................           484            454
Guaranteed preferred beneficial interest in the Company's
  subordinated debt ................................................................         5,000          5,000
------------------------------------------------------------------------------------     ---------      ---------
        Total liabilities                                                                  408,181        308,621
------------------------------------------------------------------------------------     ---------      ---------

Stockholders' equity
   Common stock - authorized 10,000,000 shares of
     no par value; issued and outstanding, net of treasury
     shares, 3,385,490 at September 30, 2003 and 3,172,945
     at December 31, 2002 ..........................................................        29,420         25,512
   Accumulated deficit .............................................................        (3,672)        (2,239)
   Accumulated other comprehensive income ..........................................          (602)           688
   Treasury stock, 22,357 shares, at cost ..........................................          (363)          (363)
------------------------------------------------------------------------------------     ---------      ---------
        Total stockholders' equity                                                          24,783         23,598
------------------------------------------------------------------------------------     ---------      ---------

        Total Liabilities and Stockholder's Equity                                       $ 432,964      $ 332,219
------------------------------------------------------------------------------------     =========      =========

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                          -------------------       ---------------------
                                                           2003         2002          2003         2002
                                                          -------------------       ---------------------
                                                           (Dollars in thousands, except per share data)
INTEREST INCOME
   Loans, including fees ..........................      $ 3,214      $ 3,156       $ 9,557       $ 8,837
   Federal funds sold .............................            3            7            12            12
   Investment securities ..........................        1,247          946         3,537         2,871
---------------------------------------------------      -------      -------       -------       -------
            Total interest income                          4,464        4,109        13,106        11,720
---------------------------------------------------      -------      -------       -------       -------

INTEREST EXPENSE
   Interest bearing - NOW .........................           54           60           168           152
   Savings and money market .......................          449          479         1,385         1,320
   Certificates of deposit ........................          671          751         2,350         2,266
   Short-term borrowings ..........................          199           35           270            94
   Long-term borrowings ...........................           59           --           181            --
---------------------------------------------------      -------      -------       -------       -------
            Total interest expense                         1,432        1,325         4,354         3,832
---------------------------------------------------      -------      -------       -------       -------
            Net interest income                            3,032        2,784         8,752         7,888
Provision for loan losses .........................           41          155           214           840
---------------------------------------------------      -------      -------       -------       -------
            Net interest income after provision
                   for loan losses                         2,991        2,629         8,538         7,048
---------------------------------------------------      -------      -------       -------       -------

Non-interest income:
   Service fees on deposit accounts ...............          164          117           436           322
   Service fees on loans ..........................          110           63           291           295
   Gains on sales of investment securities ........           34          554           408           554
   Other fees and commissions .....................          163          112           431           370
---------------------------------------------------      -------      -------       -------       -------
             Total non-interest income                       471          846         1,566         1,541
---------------------------------------------------      -------      -------       -------       -------

Non-interest expense:
   Salaries and wages .............................          976          946         2,905         2,578
   Employee benefits ..............................          158          132           497           415
   Occupancy expense ..............................          212          208           664           552
   Depreciation - occupancy, furniture & equipment           243          216           715           653
   Other ..........................................          817          800         2,351         2,138
---------------------------------------------------      -------      -------       -------       -------
             Total non-interest expense                    2,406        2,302         7,132         6,336
---------------------------------------------------      -------      -------       -------       -------

             Income before income taxes                    1,056        1,173         2,972         2,253
Income tax expense ................................          363          445         1,062           821
---------------------------------------------------      -------      -------       -------       -------

             Net Income                                  $   693      $   728       $ 1,910       $ 1,432
---------------------------------------------------      =======      =======       =======       =======

Net income per common share:
   Basic ..........................................      $  0.21      $  0.22       $  0.57       $  0.43
   Diluted ........................................      $  0.19      $  0.21       $  0.54       $  0.41

Weighted average shares outstanding (in thousands):
   Basic ..........................................        3,381        3,332         3,351         3,332
   Diluted ........................................        3,601        3,479         3,550         3,481

     See accompanying notes to consolidated condensed financial statements.


                         COMMUNITY BANCORP OF NEW JERSEY
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                    Accumulated
                                                                         (1)          Other                             Total
                                               Common    Treasury     Accumulated   Comprehensive    Comprehensive   Stockholders'
                                               Stock       Stock      Deficit       Income (Loss)       Income          Equity
                                              --------   --------    ------------   -------------   --------------   -------------
                                                                     (Dollars in thousands)


Balance December 31, 2002.....................$ 25,512   $  (363)    $  (2,239)     $     688                        $  23,598

5% stock dividend (158,560 shares)............   3,338        --        (3,338)           --                               --
Cash in lieu of fractional shares.............     --         --            (5)           --                                (5)

Options exercised.............................     446        --            --            --                               446

Tax benefit from exercised non-qualified
      stock options...........................     124        --            --            --                               124

Comprehensive income (loss):
      Net income..............................      --        --     $   1,910            --        $    1,910           1,910
      Change in unrealized gains/
          losses on securities, net...........     --         --                       (1,290)          (1,290)         (1,290)
                                                                                                    --------------   -------------
Total comprehensive income....................     --         --            --             --       $      620
                                              --------   --------    ------------   -------------   --------------

Balance, September 30, 2003
      (unaudited).............................$ 29,420   $  (363)    $  (3,672)     $   (602)                        $   24,783
                                              ========   ========    ============   =============                    =============



(1) Includes accumulated charges for stock dividends of $9,168 and $5,825 at September 30, 2003 and December 31, 2002, respectively.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        2003           2002
                                                                      ---------      ---------
                                                                       (Dollars in thousands)
Cash flows from operating activities:
      Net income ................................................     $   1,910      $   1,432
      Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization ....................           715            653
               Provision for loan losses ........................           214            840
               Accretion of investment discount .................           (13)           (19)
               Amortization of investment premium ...............           691            166
               Gain on sale of investment securities ............          (408)          (554)
               Decrease (increase) in accrued interest receivable           592           (547)
               Decrease in other assets .........................           676             97
               Increase (decrease) in accrued interest payable ..            44         (1,247)
               Increase in other liabilities ....................            30            543
-----------------------------------------------------------------     ---------      ---------

                     Net cash provided by operating activities            4,451          1,364
-----------------------------------------------------------------     ---------      ---------

Cash flows from investing activities:
      Purchases of investment securities available-for-sale .....      (348,332)      (116,196)
      Proceeds from sales of investment securities ..............        84,355         15,704
      Proceeds from maturities and calls of investment securities       181,552         78,075
      Net increase in loans .....................................       (16,453)       (33,502)
      Purchase of bank owned life insurance .....................        (4,000)            --
      Purchases of premises and equipment .......................          (943)          (564)
-----------------------------------------------------------------     ---------      ---------

                     Net cash used in investing activities             (103,821)       (56,483)
-----------------------------------------------------------------     ---------      ---------

Cash flows from financing activities:
      Net increase in demand deposits and savings accounts ......        53,220         35,794
      Net increase (decrease) in certificates of deposit ........        (8,834)        11,091
      Proceeds from exercise of stock options ...................           446             --
      Stock dividend - cash paid in lieu of fractional shares ...            (5)            (8)
     Net Increase in short-term borrowings ..............                55,100         11,650
-----------------------------------------------------------------     ---------      ---------

                     Net cash provided by financing activities           99,927         58,527
-----------------------------------------------------------------     ---------      ---------

Net increase in cash and cash equivalents                                   557          3,408
Cash and cash equivalents as of beginning of year                         9,424          9,342
-----------------------------------------------------------------     ---------      ---------

Cash and cash equivalents as of end of period                         $   9,981      $  12,750
-----------------------------------------------------------------     =========      =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for interest ..................     $   4,310      $   5,079
      Cash paid during the period for income taxes ..............     $   1,183      $     914

     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2002. The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

Off Balance Sheet Guarantees

The Company adopted FASB Interpretation 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certainnon-financial contractual obligations. The Company previously did not record an initial liability, other than the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 is $4.8 million and they expire through March 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

The Company has also evaluated the impact of FIN 46 on variable interest entities consolidated by the Company prior to the issuance of FIN 46. Management has determined that CBNJ Capital Trust I qualifies as a variable interest entity under FIN 46. CBNJ Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. CBNJ Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. The timing and amount of payments on the subordinated debentures are the same as the timing and amount of payments by CBNJ Capital Trust I on the mandatorily redeemable preferred stock. CBNJ Capital Trust I is currently included in the Company's consolidated balance sheet and statements of income. Management believes that CBNJ Capital Trust I should continue to be included in the Company's consolidated financial statements after the effective date of FIN 46. However, as additional interpretations related to entities similar to CBNJ Capital Trust I become available, management will reevaluate its conclusion that CBNJ Capital Trust I should be included in the consolidated financial statements and its potential impact to its Tier I capital calculation under such interpretations. The Company has no other variable interest entities, therefore the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. The Company currently classifies its Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt as a liability. As a result, the adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 2003 and December 31, 2002 (Dollars in thousands).

                                                                  September 30, 2003 (Unaudited)
                                                    ----------------------------------------------------------
                                                                     Gross           Gross
                                                    Amortized      Unrealized      Unrealized           Fair
                                                       Cost          Gains           Losses            Value
                                                    ---------      ----------      ----------         --------
Securities available-for-sale:
     U.S. Government and agency securities ...      $204,110          $ --          $    963          $203,147
     Other securities ........................         7,475            --                --             7,475
                                                    --------          ----          --------          --------
                                                    $211,585          $ --          $    963          $210,622
                                                    ========          ====          ========          ========


                                                                          December 31, 2002
                                                    ------------------------------------------------------------
                                                                       Gross           Gross
                                                    Amortized       Unrealized       Unrealized           Fair
                                                       Cost            Gains           Losses             Value
                                                    ---------       ----------       ----------         --------
Securities available-for-sale:
     U.S. Government and agency securities ...      $128,937          $1,109          $     --          $130,046
     Other securities ........................         1,630              --                --             1,630
                                                    --------          ------          --------          --------
                                                    $130,567          $1,109          $     --          $131,676
                                                    ========          ======          ========          ========

The following table sets forth as of September 30, 2003 the maturity distribution of the Company's investment portfolio (Dollars in thousands).

                                                          Available-for-sale
                                                      --------------------------
                                                      Amortized           Fair
                                                        Cost              Value
                                                      ---------         --------

      Due in one year or less ................        $     --          $     --
      Due after one year through five years ..         200,409           199,461
      Due after five years through ten years .           5,201             5,186
      Due after ten years ....................           5,975             5,975
                                                      --------          --------
                                                      $211,585          $210,622
                                                      ========          ========

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 2003 and December 31, 2002 (Dollars in thousands).

                                                               Loan Portfolio By Type of Loan
                                               --------------------------------------------------------------
                                                   September 30, 2003
                                                       (Unaudited)                     December 31, 2002
                                               --------------------------          --------------------------
                                                Amount            Percent           Amount            Percent
                                               --------           -------          --------           -------
      Commercial and industrial loans ..       $ 43,144            21.64%          $ 46,998            25.69%
      Commercial mortgage loans ........         99,747            50.02%            94,067            51.41%
      Residential mortgages ............          2,194             1.10%             5,829             3.19%
      Construction loans ...............         30,095            15.09%            13,295             7.26%
      Consumer loans ...................         24,210            12.14%            22,193            12.13%
      Other loans ......................             29             0.01%               585             0.32%
                                               --------           ------           --------           ------

                                               $199,419           100.00%          $182,967           100.00%
                                               ========           ======           ========           ======

The following table represents the activity in the allowance for loan losses for the nine month periods ended September 30, 2003 and 2002 and the year ended December 31, 2002 (Dollars in thousands).

                                                               Allowance For Loan Losses
                                                         ---------------------------------------
                                                          Nine Months Ended
                                                             September 30,
                                                              (Unaudited)            Year Ended
                                                         --------------------       December 31,
                                                           2003          2002           2002
                                                         -------       -------        -------
      Balance - beginning of period ...........          $ 2,406       $ 1,964        $ 1,964
      Recoveries ..............................                1             1              1
      Charge-offs .............................               (2)         (450)          (452)
      Provision for loan losses ...............              214           840            893
                                                         -------       -------        -------

      Balance - end of period .................          $ 2,619       $ 2,355        $ 2,406
                                                         =======       =======        =======
      Balance of Allowance at period-end as a %
          of loans at period-end ..............             1.31%         1.30%          1.31%
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

At September 30, 2003, the Company had six stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                        Nine Months Ended
                                                          September 30,
                                                          (unaudited)
                                                  ------------------------------
                                                      2003               2002
                                                  ----------        ------------
      Net income, as reported                     $   1,910          $   1,432
      Less stock-based compensation costs
               determined under fair value
               based method for all awards               94                135
                                                  ----------        ------------
      Net income, pro forma                       $   1,816          $   1,297


      Earnings per share - basic as reported      $    0.57          $    0.43
      Earnings per share - basic proforma              0.54               0.39


      Earnings per share - diluted as reported    $    0.54          $    0.41
      Earnings per share - diluted proforma            0.51          $    0.37

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

FINANCIAL CONDITION

Total assets at September 30, 2003 increased by $100.7 million, or 30.3%, to $433.0 million compared to $332.2 million at December 31, 2002. Total assets averaged $379.1 million in the first nine months of 2003, a $99.2 million, or 35.4%, increase from the 2002 full year average of $279.9 million. Average loans increased $25.0 million, or14.8 %, to $194.3 million in the first nine months of 2003, from the 2002 full year average of $169.3 million. Average investment securities increased by $70.3 million, or 74.9%, to $164.2 million; average Federal funds sold increased by $1.0 million, or173.4 %, to $1.6 million; the average of all other assets increased by $3.0 million, or 16.6 %, to $21.5 million; and the loan loss reserve average increased $274 thousand, or 12.2%, to $2.5 million during the first nine months of 2003 compared to the full year 2002 averages.

These increases in average assets were funded primarily by a $71.1 million, or 28.7%, increase in average deposits, as average deposits for the first nine months of 2003 increased to $318.5 million from the full year 2002 average of $247.4 million. Increases in average assets were further funded by average short-term borrowings, which increased $21.9 million, or 242.4%, to $30.9 million for the first nine months of 2003 from the full year 2002 average of $9.0 million, and by Trust preferred securities, which increased $4.8 million as a result of the $5.0 million Trust preferred offering in December 2002.

During the third quarter of 2003, the Company implemented a leveraging strategy to take advantage of current low interest rates and enhance income from investment securities. During the quarter we purchased $137.4 million in investment securities all of which were classified as available for sale, using deposit inflows in excess of loan demand, short term FHLB borrowings and funds from securities maturities, prepayments and calls.

Lending Activity

Total loans at September 30, 2003 were $199.4 million, a 9.0%, or $16.5 million increase from December 31, 2002. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $5.7 million in commercial mortgage loans, $16.8 million in construction loans, and $2.0 million in consumer loans and were offset by reductions of $3.9 million in commercial and industrial loans, $3.6 million in residential mortgage loans and $556 thousand in other loans.

The 9.0% increase in loans at September 30, 2003 compared to December 31, 2002 is partially attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices.

Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans

Our loans are primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. We believe that our strategy of customer service, competitive rate structures, and selective marketing will continue to enable us to gain market entry to local loans and deposits. Bank mergers and consolidations have also contributed to our efforts to attract borrowers and depositors. We intend to continue to pursue quality loans in all lending categories within our market area.

Allowance for Loan Losses

The allowance for loan losses was $2.6 million, or 1.31% of total loans, at September 30, 2003 compared to $2.4 million, or 1.31% of total loans, at December 31, 2002. At September 30, 2003 and December 31, 2002 we had no non-accrual loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio and the continued growth of our loan portfolio.

We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continual basis by our officers, by outside independent loan review auditors, our Directors Loan Review Committee and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current and anticipated economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors we feel deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. Net charge-offs represent loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans. Although we attempt to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgements about information available to them at the time of their examination.

Investment Securities Activity

Investment securities increased by $78.9 million, or 60.0%, to $210.6 million at September 30, 2003 compared to $131.7 million at December 31, 2002. During the first nine months of 2003, we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities available-for-sale. In addition, during the third quarter of 2003, the Company engaged in a leveraging strategy pursuant to which $47.2 million in FHLB advances were used to purchase investment securities. This strategy resulted from Asset/Liability management considerations arising from our analysis of several economic scenarios including reduced loan growth and deposit repricing opportunities. During the first nine months of 2003, maturities and calls of $181.6 million in investment securities and proceeds from sales of investment securities amounting to $84.4 million were used to fund loan growth of $16.5 million. We utilized excess liquidity to fund additional purchases of investment securities of $348.3 million as we changed the maturity distribution of the investment securities portfolio.

At September 30, 2003, 100% of the total investment securities portfolio, was classified as available-for-sale. We had no investment securities classified as held-to-maturity or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with stated maturities of under five years and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $44.4 million, or 15.2%, to $336.0 million at September 30, 2003 compared to $291.6 million at December 31, 2002. The increase in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $53.2 million, while higher costing certificates of deposit decreased by $8.8 million.

Average total deposits increased by $71.1 million, or 28.7%, to $318.5 million for the nine months ended September 30, 2003 compared to the 2002 full year average of $247.4 million. Changes in the deposit mix averages for the nine months ended September 30, 2003 compared to the 2002 full year averages include a $25.8 million, or 31.3%, increase in savings deposits; a $3.6 million, or 17.1%, increase in NOW account deposits; a $26.3 million, or 29.0%, increase in time deposits; a $2.8 million, or 38.5%, increase in money market deposits; and a $12.5 million, or 27.2%, increase in non-interest bearing demand deposits. Short duration certificate of deposit promotions, targeted to retain maturing deposits and to gain market penetration, have contributed to deposit growth. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings and money market deposits, which amounted to $134.1 million at September 30, 2003, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and depositors may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 2.3% and 2.8% of our total assets at September 30, 2003 and December 31, 2002, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary sources of funds at September 30, 2003 were increased targeted deposit products, proceeds from maturities, calls and sales of investment securities, and short-term borrowed funds. Deposit increases amounted to $44.4 million for the nine months ended September 30, 2003 and proceeds from maturities, calls and sales of investment securities amounted to $265.9 million. These sources of funds were augmented with an increase of $55.1 million in short-term borrowings as of September 30, 2003. During the first nine months of 2003, we utilized deposit growth, matured investment securities, and short-term borrowings as funding sources for increased loans made to customers amounting to $16.5 million and securities purchases amounting to $348.3 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at September 30, 2003 amounted to $210.6 million. Also, many of our loans are originated pursuant to underwriting standards, which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $11.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing and term line of $36.6 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of September 30, 2003, we had $66.6 million in short-term borrowings with a weighted average interest rate of 1.12% and maturities of less than thirty days.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Contractual Obligations and Other Commitments

During 2003, the only significant change in the Company's contractual obligations and other commitments from that reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commitments" in the Company's Form 10-KSB for the year ended December 31, 2002 is an increase in short term borrowings to $66.6 million at September 30, 2003.

Capital Resources

Stockholder's equity increased by $1.2 million at September 30, 2003 compared to December 31, 2002. The changes in stockholders' equity during the nine months ended September 30, 2003 were comprised of the following increases: net income of $1.9 million, $446 thousand from exercised stock options and $124 thousand in tax benefits from exercised non-qualified stock options. These increases were partially offset by a change of $1.3 million in unrealized gains/losses, net of taxes, in the available-for-sale investment securities portfolio from a net unrealized gain of $688 thousand to a net unrealized loss of $602 thousand.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 2003 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                  September 30, 2003                Regulatory Requirement
                                -----------------------         ------------------------------
                                Company           Bank          Minimum     "Well Capitalized"
                                -------          ------         -------     ------------------
Risk-based Capital:
Tier I capital ratio .....       11.67%           9.53%          4.00%             6.00%
Total capital ratio ......       12.68%          10.54%          8.00%            10.00%

Leverage ratio ...........        7.06%           5.76%       3.00%-5.00%    5.00% or greater

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

RESULTS OF OPERATIONS for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Net Income

For the nine months ended September 30, 2003, we earned $1.9 million compared to $1.4 million in net income for the same period last year. Basic and diluted net income per share for the nine months ended September 30, 2003 was $0.57 and $0.54, respectively, compared to basic and diluted net income per share of $0.43 and $0.41, respectively, for the same prior year period. The increase in net income was primarily due to a $865 thousand, or 11.0%, increase in net interest income and a decrease in the loan loss provision of $626 thousand. These increases in net income were partially offset by an increase in non-interest expense of $797 thousand, or 12.6%, and increased income tax expense of $241 thousand, or 29.4%.

Net Interest Income

Net interest income increased $864 thousand, or 11.0%, to $8.8 million for the nine months ended September 30, 2003 from $7.9 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $2.4 million as average interest earning assets, net of average interest bearing liabilities, increased by $12.6 million, or 24.3%, for the first nine months of 2003 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $1.5 million.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the nine months ended September 30, 2003 decreased to 3.25% compared to 4.20% for the same prior year period. The decrease in net interest margin of 95 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased $78.3 million to $164.2 million from $85.9 million. The increase in average investment securities reflects both the deployment of liquidity in excess of loan demand into short term investment securities and implementation of our leverage strategy during the third quarter of 2003. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.00% in June 2003.

Interest income increased $1.4 million, or 11.8%, to $13.1 million for the nine months ended September 30, 2003 compared to $11.7 million for the same period in 2002. The improvement in interest income was primarily due to volume related increases in income from the loan portfolio of $1.6 million and volume related increases in income of $2.6 million in investment securities, as our growth resulted in an increase in average earning assets of $109.2 million, or 43.5%, to $360.1 million for the nine months ended September 30, 2003 compared to $250.9 million for the same period in 2002.

Partially offsetting the volume related net increase of $4.2 million in total interest income was a rate related decrease of $2.9 million as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2002.

Interest expense for the first nine months of 2003 increased $522 thousand, or 13.6%, compared to the same prior year period. The increase in interest expense was due primarily to volume related increases in interest bearing liabilities of $1.8 million, partially offset by rate related decreases of $1.3 million. Interest bearing deposits accounted for $1.2 million of the rate related expense decrease. The volume related increases in interest bearing liabilities and the rate related decreases in interest bearing liabilities are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 and the nine months ended September 30, 2003 compared to the same prior year period.

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                    Three Months Ended                  Three Months Ended
                                                                    September 30, 2003                  September 30, 2002
                                                           -----------------------------------    ----------------------------------
                                                            Average      Interest     Average     Average      Interest     Average
                                                            Balance   Income/Expense    Rate      Balance   Income/Expense    Rate
                                                           ---------  --------------  --------   ---------  --------------  -------
                                                                               (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold .............................   $   1,495    $      3       0.80%     $   1,209     $      7       2.30%
        Investment Securities ..........................     205,970       1,247       2.42%        94,586          946       4.00%
        Loans (net of unearned income) (1) (2) .........     200,055       3,214       6.37%       175,685        3,156       7.13%
                                                           ---------    --------                 ---------     --------

                  Total Interest Earning Assets ........     407,520       4,464       4.35%       271,480        4,109       6.00%
                                                           ---------    --------                 ---------     --------

Non-Interest Earning Assets:
        Loan Loss Reserve ..............................      (2,600)                               (2,514)
        All Other Assets ...............................      25,180                                18,406
                                                           ---------                             ---------

                  Total Assets .........................   $ 430,100                             $ 287,372
                                                           =========                             =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ...................................   $  26,370          54       0.81%     $  22,584           60       1.05%
        Savings Deposits ...............................     117,997         413       1.39%        87,104          436       1.99%
        Money Market Deposits ..........................      10,411          36       1.37%         7,777           43       2.19%
        Time Deposits ..................................     109,813         671       2.42%        93,036          751       3.20%
        Trust preferred securities .....................       5,000          59       4.68%            --           --       0.00%
        Short-term Borrowings ..........................      70,399         199       1.12%         7,370           35       1.88%
                                                           ---------    --------                 ---------     --------

                  Total Interest Bearing Liabilities ...     339,990       1,432       1.67%       217,871        1,325       2.41%
                                                           ---------    --------                 ---------     --------

Non-Interest Bearing Liabilities:
        Demand Deposits ................................      65,852                                46,432
        Other Liabilities ..............................         361                                   521
                                                           ---------                             ---------

                  Total Non-Interest Bearing Liabilities      66,213                                46,953
                                                           ---------                             ---------

Stockholders' Equity ...................................      23,897                                22,548
                                                           ---------                             ---------

                  Total Liabilities and Stockholders'
                  Equity ...............................   $ 430,100                             $ 287,372
                                                           =========                             =========

NET INTEREST INCOME ....................................                $  3,032                               $  2,784
                                                                        ========                               ========

NET INTEREST SPREAD (3) ................................                               2.68%                                  3.59%
                                                                                     ======                                 ======

NET INTEREST MARGIN (4) ................................                               2.95%                                  4.07%
                                                                                     ======                                 ======

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

CONSOLIDATED AVERAGE BALANCE SHEETS
With Resultant Interest And Average Rates

                                                                      Nine Months Ended                   Nine Months Ended
                                                                      September 30, 2003                  September 30, 2002
                                                             ----------------------------------   ---------------------------------
                                                              Average      Interest     Average   Average      Interest     Average
                                                              Balance   Income/Expense   Rate     Balance  Income/Expense    Rate
                                                             ---------  --------------  -------  --------  --------------   -------
                                                                                (In thousands, except percentages)
ASSETS
Interest Earning Assets:
        Federal Funds Sold ................................  $   1,643    $      12      0.98%   $     804    $     12       2.00%
        Investment Securities .............................    164,190        3,537      2.87%      85,856       2,871       4.46%
        Loans (net of unearned income) (1) (2) ............    194,301        9,557      6.58%     164,284       8,837       7.19%
                                                             ---------    ---------              ---------    --------

                  Total Interest Earning Assets ...........    360,134       13,106      4.87%     250,944      11,720       6.24%
                                                             ---------    ---------              ---------    --------

Non-Interest Earning Assets:
        Loan Loss Reserve .................................     (2,522)                             (2,200)
        All Other Assets ..................................     21,451                              18,039
                                                             ---------                           ---------

                  Total Assets ............................  $ 379,063                           $ 266,783
                                                             =========                           =========

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
        NOW Deposits ......................................  $  24,615          168      0.91%   $  20,056         152       1.01%
        Savings Deposits ..................................    108,133        1,255      1.55%      79,298       1,198       2.02%
        Money Market Deposits .............................     10,082          130      1.72%       7,320         122       2.23%
        Time Deposits .....................................    117,067        2,350      2.68%      85,869       2,266       3.53%
        Trust preferred securities ........................      5,000          181      4.84%          --          --       0.00%
        Short-term Borrowings .............................     30,870          270      1.17%       6,625          94       1.90%
                                                             ---------    ---------              ---------    --------

                  Total Interest Bearing Liabilities ......    295,767        4,354      1.97%     199,168       3,832       2.57%
                                                             ---------    ---------              ---------    --------

Non-Interest Bearing Liabilities:
        Demand Deposits ...................................     58,584                              44,529
        Other Liabilities .................................        501                               1,106
                                                             ---------                           ---------

                  Total Non-Interest Bearing Liabilities...     59,085                              45,635
                                                             ---------                           ---------

Stockholders' Equity ......................................     24,211                              21,980
                                                             ---------                           ---------

                  Total Liabilities and Stockholders'
                  Equity ..................................  $ 379,063                           $ 266,783
                                                             =========                           =========

NET INTEREST INCOME .......................................               $   8,752                           $  7,888
                                                                          =========                           =========

NET INTEREST SPREAD (3) ...................................                              2.90%                               3.67%
                                                                                      =======                              ======

NET INTEREST MARGIN (4) ...................................                              3.25%                               4.20%
                                                                                      =======                              ======

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

ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                                    Three Months Ended September 30, 2003     Nine Months Ended September 30, 2003
                                                       Compared to Three Months Ended             Compared to Nine Months Ended
                                                             September 30, 2002                        September 30, 2002
                                                    -------------------------------------      ----------------------------------
                                                          Increase (Decrease) Due To               Increase (Decrease) Due To
                                                    -------------------------------------      ----------------------------------
                                                      Volume         Rate          Net         Volume         Rate           Net
                                                      ------       -------        -----        ------       -------        ------
                                                                (In thousands)                          (In thousands)
Interest Earned On:
        Federal Funds Sold .......................    $    2       $    (6)       $  (4)       $   13       $   (13)       $   --
        Investment Securities ....................     1,114          (813)         301         2,619        (1,953)          666
        Loans (net of unearned income) ...........       438          (380)          58         1,615          (895)          720
                                                      ------       -------        -----        ------       -------        ------

                  Total Interest Income ..........     1,554        (1,199)         355         4,247        (2,861)        1,386
                                                      ------       -------        -----        ------       -------        ------

Interest Paid On:
        NOW Deposits .............................        10           (16)          (6)           35           (19)           16
        Savings Deposits .........................       155          (178)         (23)          436          (379)           57
        Money Market Deposits ....................        15           (22)          (7)           46           (38)            8
        Time Deposits ............................       135          (215)         (80)          823          (739)           84
        Trust preferred securities ...............        63            --           59           122            --           181
        Short-term Borrowings ....................       299          (135)         164           344          (168)          176
                                                      ------       -------        -----        ------       -------        ------

                  Total Interest Expense .........       677          (566)         107         1,806        (1,343)          522
                                                      ------       -------        -----        ------       -------        ------

                  Net Interest Income ............    $  877       $  (633)       $ 248        $2,441       $(1,518)       $  864
                                                      ======       =======        =====        ======       =======        ======

Provision for Loan Losses

The provision for loan losses was $214 thousand for the first nine months of 2003 compared to a provision of $840 thousand for the same period in 2002. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. The allowance for loan losses totaled $2.4 million, or 1.30% of total loans, at September 30, 2002. The allowance for loan losses totaled $2.6 million, or 1.31% of total loans, at September 30, 2003 and we had no non-accrual loans.

Non-Interest Income

Total non-interest income was $1.6 million for the first nine months of 2003 compared to $1.5 million for the first nine months of 2002, an increase of $25 thousand, or 1.6%. The increase was attributable to increases in service fees on deposit accounts of $114 thousand, or 35.4% and in other fees and commissions of $61 thousand, or 16.5% during the first nine months of 2003 compared to the same prior year period. These increases in non interest income were substantially offset by a reduction in gains on sales of investment securities of $146 thousand, or 26.4%, from $554 thousand during the nine month period ending September 30, 2002 to $408 thousand during the first nine months of 2003. The security gains were realized as a result of our Asset/Liability Committee recommendation to shorten the duration of our investment security portfolio.

Non-Interest Expense

Total non-interest expense amounted to $7.1 million for the nine months ended September 30, 2003, an increase of $796 thousand, or 12.6%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy and depreciation expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $409 thousand, or 13.7%, and reflected increases in the number of employees from 96 full-time equivalents for the period ended September 30, 2002 to 101 full-time equivalents for the period ended September 30, 2003. The increase in personnel is primarily attributable to the acquisition of additional management level personnel required due to the Company's growth and the opening of our Millhurst, New Jersey branch.

Occupancy and depreciation expenses increased $174 thousand, or 14.4%, for the first nine months of 2003 compared to the same period in 2002. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Other expenses increased $213 thousand, or 10.0%, for the first nine months of 2003 compared to the first nine months of 2002. The increase was attributable to increased other expenses resulting from our continued growth.

Income Tax Expense

For the nine months ended September 30, 2003, we recognized $1.1 million in income tax expense compared to $821 thousand in income tax expense during the first nine months of 2002. The effective tax rate for the first nine months of 2003 was 35.7% compared to 36.4% for the same period during 2002.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the nine months ended September 2003, our ROA was 0.67% compared to 0.72% for the year ended December 31, 2002. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 10.52% for the nine months ended September 30, 2003, compared to 9.06% for the year ended December 31, 2002.

RESULTS OF OPERATIONS for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Net Income

For the three months ended September 30, 2003, we earned $693 thousand compared to $728 thousand in net income for the same period last year. Basic and diluted net income per share for the three months ended September 30, 2003 was $0.21 and $0.19, respectively, compared to basic and diluted net income per share of $0.22 and $0.21, respectively, for the same prior year period. The decrease in net income was primarily due to a $520 thousand, or 93.9% reduction in gains on sales of investment securities and an increase in non-interest expense of $104 thousand, or 4.5% and was partially offset by a $248 thousand, or an 8.9%, increase in net interest income.

Net Interest Income

Net interest income increased $248 thousand, or 8.9%, to $3.0 million for the three months ended September 30, 2003 from $2.8 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $877 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $13.9 million, or 26.0%, for the third quarter of 2003 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $633 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended September 30, 2003 decreased to 2.95% compared to 4.07% for the same prior year period. The decrease in net interest margin of 112 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 117.8% to $206.0 million from $94.6 million. Excess liquidity was utilized in lower yielding short-term investment securities as an alternative due to lower loan funding needs and our leverage strategy contributed to the increase in investment securities. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.00% in June 2003.

Interest income increased $355 thousand, or 8.6%, to $4.5 million for the three months ended September 30, 2003 compared to $4.1 million for the same period in 2002. The improvement in interest income was primarily due to volume related increases of $1.6 million, consisting of increases in income from the loan portfolio of $438 thousand and income of $1.1 million in investment securities as our growth resulted in an increase in average earning assets of $136.0 million, or 50.1%, to $407.5 million for the three months ended September 30, 2003 compared to $271.5 million for the same period in 2002.

Partially offsetting the volume related increases were total interest income from rate related decreases of $1.2 million as interest rates on earning assets repriced to current lower yields compared to yields in the same period in 2002.

Interest expense for the third quarter of 2003 increased $107 thousand, or 8.1%, compared to the same prior year period. The increase in interest expense was due primarily to net volume related increases of $677 thousand and was offset by net rate related decreases in interest bearing liabilities of $566 thousand. The volume related increases in interest bearing liabilities and net expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

Provision for Loan Losses

The provision for loan losses was $41 thousand for the third quarter of 2003 compared to a provision of $155 thousand for the same period in 2002. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. The allowance for loan losses totaled $2.4 million, or 1.30% of total loans, at September 30, 2002. The allowance for loan losses totaled $2.6 million, or 1.31% of total loans, at September 30, 2003 and we had no non-accrual loans.

Non-Interest Income

Total non-interest income was $471 thousand for the third quarter of 2003 compared to $846 thousand for the same period of 2002, a decrease of $375 thousand, or 44.3%. The decrease was attributable to a reduction in gain on sale of investment securities of $520 thousand, or 93.9% from $554 thousand during the third quarter of 2002 to $34 thousand during the third quarter of 2003. Partially offsetting this reduction to non-interest income during the third quarter of 2003 were increases in service fees on deposits of $47 thousand, increases in service fees on loans of $47 thousand and increases in other fees and commissions of $51 thousand compared to the third quarter of 2002, resulting from the continued growth of the Company.

Non-Interest Expense

Total non-interest expense amounted to $2.4 million for the three months ended September 30, 2003, an increase of $104 thousand, or 4.5%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $56 thousand, or 5.2%, and reflected increases in the number of employees from 96 full-time equivalents for the period ended September 30, 2002 to 101 full-time equivalents for the period ended September 30, 2003. The increase in personnel is primarily attributable to the acquisition of additional management level personnel required due to the Company's growth and the opening of our Millhurst, New Jersey branch.

Occupancy and depreciation expenses increased $31 thousand, or 7.3%, for the third quarter of 2003 compared to the same period in 2002. The increase was attributable primarily to increased lease expense and increased common area maintenance costs due on new branch offices, in addition to increased depreciation costs associated with new deposit services facilities and on purchases of enhanced computer processing equipment.

Income Tax Expense

For the three months ended September 30, 2003, we recognized $363 thousand in income tax expense compared to $445 thousand in income tax expense during the third quarter of 2002. The effective tax rate for the second three months of 2003 was 34.4% compared to 37.9% for the same period during 2002.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended September 30, 2003, our ROA was 0.67% compared to 0.72% for the year ended December 31, 2002. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 9.97% for the three months ended September 30, 2003, compared to 9.06% for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Thus, management actively monitors and manages its interest rate risk exposure.

            The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changing interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's "Cumulative Rate Sensitive Balance Sheet" under the "Interest Rate Sensitivity Analysis" caption in the Company's Form 10-KSB for the year ended December 31, 2002.

            The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

            The Company continually evaluates interest rate risk management opportunities. Management believes that hedging instruments currently available are not cost-effective, and therefore, has focused its efforts on increasing the Company's yield-cost spread through retail growth opportunities.

            During 2003, there have been no significant changes in the Company's assessment of its market risk or interest rate risk, from that reported under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Company's Form 10-KSB for the year ended December 31, 2002.

Item 4. CONTROLS AND PROCEDURES

      (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit 31.1 - Section 302 Certification
              Exhibit 31.2 - Section 302 Certification
              Exhibit 32 - Section 906 Certification

        (b)   Reports on form 8-K

              On August 18, 2003, the Registrant issued a press release announcing the resignation of its Chief Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMUNITY BANCORP OF NEW JERSEY
                                                  (Issuer)


Date: November 14, 2003               By: Robert D. O'Donnell
                                         ---------------------------------
                                      ROBERT D. O'DONNELL
                                      President and Chief Executive Officer




                                      By:   Marie P. Mueller
                                         ---------------------------------
                                      MARIE P. MUELLER
                                      Vice President and Chief Financial Officer