Form 10-K
period 2003-12-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2004-03-30
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| We have a late filer. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate   market  value  of  voting  and   non-voting   equity  held  by
non-affiliates was $73,255,828.

As of March 4, 2004, there were 3,389,719 shares of common stock, no par value per share outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

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

      On February 16, 2004 we entered into an Agreement and Plan of Merger (the "Agreement") with Sun Bancorp, Inc., a Vineland, New Jersey based bank holding company ("Sun"). Under the Agreement, Sun will acquire Community, and the bank, in a stock-for-stock exchange merger valued at approximately $83.2 million. The Agreement provides that our shareholders will receive .8715 shares of Sun common stock for each issued and outstanding share of Community common stock, as adjusted to reflect Sun's recently announced 5% stock dividend. We will also be permitted under the Agreement to pay a one-time special cash dividend in the amount of $.75 per share to its shareholders prior to the consummation of the proposed merger with Sun. The proposed merger is subject to certain customary conditions for transactions of this type including, among others, approval by our shareholders and by Sun's and regulatory approval. The merger is expected to be consummated either late in the second quarter or early in the third quarter of this year.

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

Employees

      At December 31, 2003, the Bank employed 92 full-time employees and 24 part-time employees. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Insurance of Deposits

      The Bank's deposits are insured up to a maximum of $100,000 per depositor under the BIF. The FDIC has established a risk-based insurance premium assessment system under which the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall regulatory rating by the institutions' primary federal regulator. Under the matrix that is currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits. In addition to the deposit insurance premium assessment, under the Deposit Insurance Funds Act of 1996 (the Deposit Act), BIF insured institutions like the Bank are required to contribute to the debt service and principal repayment on bonds issued by the Federal Finance Corporation (FICO) in the mid-1980s to fund a portion of the thrift bailout. This assessment is currently set at an annual rate of 1.54 basis points of assessed deposits at the end of each quarter.

Website Access to Company Information

      The Company's internet address is www.cbnj.com. Services and product descriptions are available on this website. Access to our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K is available through a link on our website to a third-party provider, or from the NASDAQ and SEC website free of charge as soon as reasonably practicable after these material are electronically filed with the Securities and Exchange Commission.

                       ITEM 2. -- DESCRIPTION OF PROPERTY

      The Bank conducts its business through its main office located at 3535 Highway 9 North, Freehold, New Jersey, and its seven branch offices and its operations center. The following table set forth certain information regarding the Bank's properties as of December 31, 2003.

                                                                                    Date of lease
                          Location                            Leased or owned        expiration
      ------------------------------------------------        ---------------     -----------------

      24 Route 34 South, Colts Neck, NJ                           Leased          May 2021
      3535 Highway 9 North, Freehold, NJ                          Owned           N/A
      31 East Main Street, Freehold, NJ                           Leased          August 2007
      4502 Highway 9 South, Howell, NJ                            Leased          August 2013
      267 Main Street, Matawan, NJ                                Leased          February 2019
      191 Route Nine South, Manalapan, NJ                         Owned           N/A
      120 Route 33, Manalapan, NJ                                 Leased          July 2007
      541 Sycamore Avenue, Shrewsbury, NJ                         Leased          June 2011
      3499 Route 9 North, Freehold, NJ                            Leased          March 2004
      34 East Main Street, Freehold, NJ (Drive-up)                Leased          December 2012
      South Laurel Avenue & Middle Road, Holmdel, NJ              Leased          December 2022
      Jake Brown Road at County Road 516, Old Bridge, NJ          Leased          May 2019
      2440 Highway 34, Wall Township, NJ                          Leased          July 2024

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

         ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted for a vote of the registrant's shareholders during the fourth quarter of fiscal 2003.

                                     PART II

       ITEM 5. -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the NASDAQ SmallCap market under the symbol CBNJ. The following table shows the high and low bid prices for the common stock as reported on the Nasdaq SmallCap market for 2003 and 2002. These quotations reflect inter-dealer prices, without retail market, mark-down, or commission and may not represent actual transactions. These prices have been restated to reflect our 5% stock dividends paid in 2003 and 2002 and the 3-for-2 stock split effective in 2002.

                                                              2003
                                                       ------------------
                                                        High        Low
                                                       ------      ------

        1st  Quarter .............................     $20.58      $16.50
        2nd Quarter ..............................      22.00       18.73
        3rd Quarter ..............................      21.86       19.29
        4th Quarter ..............................      23.78       20.85

                                                              2002
                                                       ------------------
                                                        High        Low
                                                       ------      ------

        1st  Quarter .............................     $15.11      $ 9.77
        2nd Quarter ..............................      15.88       11.90
        3rd Quarter ..............................      13.91       10.67
        4th Quarter ..............................      17.37       13.59

      We have not paid cash dividends and do not anticipate paying regular cash dividends in the foreseeable future as we use our retained earnings to augment our capital and fund our future growth.

      In both 2003 and 2002, our Board of Directors declared a 5% stock dividend on our common stock. In 2002, our Board declared a 3-for-2 stock split. Our Board will consider the issuance of future stock dividends based upon our future financial performance, capital standing and the market value of our stock.

      As of December 31, 2003, we had 368shareholders of record.



                 ITEM 6. -- SELECTED CONSOLIDATED FINANCIAL DATA

                                                                FOR THE YEAR ENDING DECEMBER 31,
                                                        2003       2002       2001       2000       1999
                                                        ----       ----       ----       ----       ----

Income Statement Data
Net interest income                                   $ 11,652   $ 10,653   $  8,574   $  6,334   $  4,207
Provision for loan losses                                  214        893        386        348        325
                                                      --------   --------   --------   --------   --------
Net interest income after provision for loan losses     11,438      9,760      8,188      5,986      3,882
Non-interest income                                      1,590      1,320      1,428        909        573
Gains on sales of investment securities                    408        554         --         --         --
Non-interest expense                                     9,718      8,454      7,261      5,690      3,948
                                                      --------   --------   --------   --------   --------
Income before income taxes                               3,718      3,180      2,355      1,205        507
Income tax expense                                       1,316      1,160        844         53         --
                                                      --------   --------   --------   --------   --------
Net income                                            $  2,402   $  2,020   $  1,511   $  1,152   $    507
                                                      ========   ========   ========   ========   ========

Per Share Data (1)
Net income - basic                                    $   0.71   $   0.61   $   0.46   $   0.34   $   0.15
           - diluted                                      0.67       0.58       0.45       0.34       0.15

Balance Sheet Data
Total assets                                          $427,825   $332,219   $245,638   $182,052   $132,811
Guaranteed preferred beneficial interest in the
  Company's subordinated debt                            5,000      5,000         --         --         --

(1) Per share data has been retroactively adjusted to reflect all stock dividends and the 2002 stock split




                 ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

                          Year Ended December 31, 2003

                              OVERVIEW AND STRATEGY

      Community Bancorp of New Jersey is a one bank holding company incorporated under the laws of New Jersey to serve as the holding company for the Community Bank of New Jersey. The Company acquired all the capital stock of the Bank in July 1999. The Bank commenced operations in 1997 with the goal of providing first class banking services through a locally headquartered financial institution, offering customers direct access to senior officers and decision makers. We seek to serve individuals, professionals, small businesses, and real estate developers in our Monmouth, Middlesex, and Ocean County, New Jersey, trade area, whom we believe are not adequately served by larger regional and multi-state financial institutions. Since it commenced operations in 1997, the Company has increased its asset base at a rapid pace. Our assets have grown from $34.8 million at December 31, 1997 to $427.8 million at December 31, 2003, a compound annual growth rate of 51.9%. This growth has come both through our success in penetrating our original market in the Freehold, New Jersey area, and through expansion into other market areas in New Jersey. We opened our second office in downtown Freehold, New Jersey, in September 1997, our third office in Howell, New Jersey, in November 1998, our fourth office in Matawan, New Jersey in February 1999, our fifth office in Manalapan, New Jersey in November 1999, our sixth office in Colts Neck, New Jersey in July 2001, our seventh office in Shrewsbury, New Jersey in October 2001 and our eighth office in Millhurst, New Jersey in November 2002.

      During 2003, in order to capitalize on the stable, low interest rate environment in effect, we undertook a leveraging strategy under which short term borrowings, primarily short term advances from the Federal Home Loan Bank of New York, were used to purchase investment securities, primarily U.S. Government and agency securities. Although this strategy contributed to earnings in 2003, management has elected to discontinue the strategy and reduce its borrowings and securities holdings in 2004.

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

Net Income

      For the year ended December 31, 2003, net income increased to $2.4 million or $0.71 per share for basic and $0.67 per share for diluted earnings, compared to net income of $2.0 million or $0.61 per share for basic and $0.58 per share for diluted shares for the same period in 2002.

      The increase in net income was primarily due to a $1.0 million, or 9.4% increase in net interest income and a 20.5% increase in non-interest income, excluding gain on sale of securities, partially offset by higher non-interest expense and higher income tax expense. The improvement in net income is attributable to our continued growth. The results for the year ended December 31, 2003 were also positively affected by a reduced provision for loan losses during the year ended December 31, 2003 compared to the year ended December 31, 2002.

Net Interest Income

      For the year ended December 31, 2003, we recognized net interest income of $11.7 million as compared to $10.7 million for the year ended December 31, 2002. The increase in net interest income was largely due to an increase in the average balance of interest earning assets, which increased $107.9 million, or 40.9%, to $371.6 million from $263.7 million. The increase reflects an increase in average investment securities of $80.9 million, or 86.1% as a result of our leveraging strategy and an increase in average loans outstanding of $26.3 million, or 15.5% over the 2002 period.

      Primarily as a result of the increase in the average balance of interest-earning assets, our interest income increased to $17.4 million for the year ended December 31, 2003, from $15.9 million for the year ended December 31, 2002. The improvement in interest income was primarily due to volume-related increases in income from the investment securities portfolio of $3.2 million and volume-related increases in income of $1.9 million in the loan portfolio, partially offset by rate-related decreases in income of $2.3 million from the investment securities portfolio and rate-related decreases in income of $1.3 million from the loan portfolio. The average yield on our interest-earning assets decreased to 4.68% for the year ended December 31, 2003 from 6.02% for the year ended December 31, 2002.

      Total interest expense increased 10.0% to $5.8 million for the 2003 period from $5.2 million for the 2002 period. This increase in interest expense is primarily related to an increase of $97.4 million or 46.2% in the average balance of interest-bearing liabilities from $210.6 for the 2002 period to $307.9 million for the 2003 and is partially offset by a decrease in the average rate paid on interest-bearing liabilities from 2.48% during 2002 to 1.87% in 2003. The volume related increases in interest-bearing liabilities reflect the results of our leveraging strategy, as we increased short term borrowings and used the proceeds to purchase investment securities. In addition, other increases in interest bearing liabilities and expense-rate reductions were the result of marketing and pricing decisions made by management in response to the need for cost effective sources of funds, primarily to fund loan growth and investment securities purchases. Our ALCO Committee implemented these strategies as the Federal Reserve Bank reduced the target funds rate to 1% during 2003.

      The net interest margin was 3.14% in 2003 compared to 4.04% in 2002. The decline resulted primarily from the Federal Reserve Bank's easing of its target federal funds rate to a historically low level of 1.00% in June 2003, which reduced the general level of interest rates in the market.

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

                                                                          Year ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                      2003                           2002                           2001
                                         -----------------------------  -----------------------------  -----------------------------
                                                               Average                        Average                        Average
                                                     Interest   rates               Interest   rates               Interest   rates
                                          Average    income/   earned/   Average    income/   earned/   Average    income/   earned/
                                          balance    expense    paid     balance    expense    paid     balance    expense    paid
                                         ---------   --------  -------  ---------   --------  -------  ---------   --------  -------
                                                                      (In thousands, except percentage)

Assets

Interest-earning assets
    Loans (net of unearned
    income) (1)                          $ 195,570   $ 12,695    6.49%  $ 169,260   $ 12,098    7.15%  $ 138,522   $ 11,388    8.22%
Investment securities                      174,739      4,695    2.69      93,885      3,768    4.01      41,000      2,278    5.56
Federal funds sold                           1,260         12    0.96         601         12    2.00      10,717        499    4.66
                                         ---------   --------  ------   ---------   --------  ------   ---------   --------  ------

      Total interest-earning assets        371,569     17,402    4.68     263,746     15,878    6.02     190,239     14,165    7.45
                                                                                    --------                       --------

Non-interest-earning assets                 22,866                         18,404                         14,775
Allowance for possible loan losses          (2,546)                        (2,248)                        (1,799)
                                         ---------                      ---------                      ---------

      Total assets                       $ 391,889                      $ 279,902                      $ 203,215
                                         =========                      =========                      =========

Liabilities and Stockholders' Equity

Interest-bearing liabilities
    NOW deposits                         $  25,463   $    225    0.88   $  21,020   $    214    1.02%  $  19,578   $    260    1.33%
    Savings deposits                       111,850      1,694    1.51      82,329      1,610    1.96      50,972      1,461    2.87
    Money market deposits                   10,334        166    1.61       7,278        158    2.17       6,482        217    3.35
    Time deposits                          114,011      2,952    2.59      90,738      3,075    3.39      66,425      3,623    5.45
    Trust preferred securities               5,000        240    4.80         178          8    4.76          --         --      --
    Borrowed funds                          41,263        473    1.15       9,015        160    1.77       1,063         30    2.82
                                         ---------   --------           ---------   --------           ---------   --------

      Total interest-bearing liabilities   307,921      5,750    1.87     210,558      5,225    2.48     144,520      5,591    3.87
                                         ---------   --------           ---------   --------           ---------   --------

Non-interest bearing liabilities
    Demand deposits                         59,386                         46,050                         36,296
    Other liabilities                          528                          1,000                          2,118
                                         ---------                      ---------                      ---------

      Total non-interest bearing
      liabilities                           59,914                         47,050                         38,414

    Stockholders' equity                    24,054                         22,294                         20,281
                                         ---------                      ---------                      ---------

      Total liabilities and
      stockholders' equity               $ 391,889                      $ 279,902                      $ 203,215
                                         =========                      =========                      =========

Net interest spread (2)                                          2.82                           3.54                           3.58

Net interest margin (3)                                          3.14                           4.04                           4.51

Net interest income                                  $ 11,652                       $ 10,653                       $  8,574
                                                     ========                       ========                       ========

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

                                      Year ended December 31, 2003       Year ended December 31, 2002
                                         vs. December 31, 2002              vs. December 31, 2001
                                     ------------------------------     -------------------------------

                                                    Increase (decrease) due to change in
                                     ------------------------------------------------------------------

                                     Average    Average                 Average     Average
                                     Volume      Rate         Net       Volume       Rate         Net
                                     -------    -------     -------     -------     -------     -------
                                                               (In thousands)

Interest income
      Loans                          $ 1,881    $(1,284)    $   597     $ 2,527     $(1,817)    $   710
      Investment securities            3,245     (2,318)        927       2,938      (1,448)      1,490
      Federal funds sold                  13        (13)         --        (471)        (16)       (487)
                                     -------    -------     -------     -------     -------     -------

           Total interest income       5,139     (3,615)      1,524       4,994      (3,281)      1,713
                                     -------    -------     -------     -------     -------     -------

Interest expense
      NOW deposits                        45        (34)         11          19         (65)        (46)
      Savings deposits                   577       (493)         84         899        (750)        149
      Money market                        66        (58)          8          27         (86)        (59)
      Time deposits                      789       (912)       (123)      1,326      (1,874)       (548)
      Trust preferred securities         230          2         232          --           8           8
      Borrowed funds                     572       (259)        313         141         (11)        130
                                     -------    -------     -------     -------     -------     -------

           Total interest expense      2,279     (1,754)        525       2,412      (2,778)       (366)
                                     -------    -------     -------     -------     -------     -------

           Net interest income       $ 2,860    $(1,861)    $   999     $ 2,582     $  (503)    $ 2,079
                                     =======    =======     =======     =======     =======     =======

Provision for Loan Losses

      The provision we recorded for the year ended December 31, 2003 was $214 thousand compared to $893 thousand for the year ended December 31, 2002. The provision is the result of our review of several factors, including net loan charge-offs of $2 thousand during the period ended December 31, 2003 compared to $451 thousand for the same prior year period. In addition, the provision reflects management's assessment of economic conditions, credit quality and other risk factors inherent in the loan portfolio. We had no non-performing assets at the end of each of 2003 and 2002. The allowance for loan losses totaled $2.6 million, or 1.30% of total loans at December 31, 2003, compared to $2.4 million, or 1.31% of total loans, at December 31, 2002.

Non-Interest Income

      Non-interest income amounted to $2.0 million for the year ended December 31, 2003, compared to $1.9 million for the year ended December 31, 2002, an increase of $124 thousand, or 6.6%. The increase was primarily attributable to an increase in service fees on deposits of $161 thousand or 37% from $435 thousand during 2002 to $596 thousand during 2003. The increase was partially offset by a reduction of $146 thousand in gains on sales of securities during 2003 compared to the gains in 2002. The growth in service fees on deposits reflects the growth in transaction account deposits and activity. The gains on sales of investment securities resulted from the implementation of asset/liability management strategies intended to shorten the duration of our investment securities portfolio.

Non-Interest Expense

      Non-interest expense amounted to $9.7 million for the year ended December 31, 2003, compared to $8.5 million for the year ended December 31, 2002, an increase of $1.3 million, or 15.0%. The increase was due primarily to increases in employment expenses, occupancy expenses, equipment expenses and other costs generally attributable to our growth.

      Employment costs increased $552 thousand, or 13.8%, from $4.0 million during 2002 to $4.6 million in 2003. The increase resulted from higher salary costs and increases in insurance costs during 2003.

      Occupancy expenses increased $222 thousand, or 13.6% from $1.6 million in 2002 to $1.9 million during 2003. These increases resulted from increased lease expense and increased maintenance costs during 2003 compared to 2002.

      Other operating expenses increased $490 thousand, or 17.4% to $3.3 million for the year ended December 31, 2003 from $2.8 million for the year ended December 31, 2002. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services amounted to $1.1 million, an increase of $195 thousand, or 21.6%; directors' fees amounted to $175 thousand, an increase of $98 thousand, or 127.3%; professional fees amounted to $516 thousand, an increase of $68 thousand, or 15.2%.

Income Tax Expenses

      We recognized $1.3 million and $1.2 million in income tax expense for the years ended December 31, 2003 and 2002, respectively. The effective tax rate for the year ended December 31, 2003 was 35.4% compared to 36.5% for the year ended December 31, 2002.

Financial Condition

      At December 31, 2003, our total assets were $427.8 million, an increase of $95.6 million, or 28.8% over total 2002 year end assets of $332.2 million. At December 31, 2003, our net loans were $199.4 million, an increase of $18.9 million, or 10.4% from the $180.6 million reported at December 31, 2002. Investment securities increased to $200.0 million at December 31, 2003, from $131.7 million at December 31, 2002, an increase of $68.3 million or 51.9%. At December 31, 2003 and December 31, 2002, we had no Federal Funds sold.

Loan Portfolio

      At December 31, 2003 our total loans were $202.0 million, an increase of $19.1 million, or 10.4% over our total loans of $183.0 million at December 31, 2002. Our loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction, and consumer loans.

      Our loans are granted primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. We have not made loans to borrowers outside of the United States of America. We believe that our strategy of customer service, competitive rate structures, and selective marketing have enabled us to gain market entry to local loans.

      Within the portfolio, commercial mortgage loans remained the largest component, constituting 49.4% of the total portfolio. These loans increased by $5.7 million, or 6.0%. Our commercial and industrial loans remained the second largest component despite a decline during 2003, with year-end balances declining by $7.2 million to $39.8 million, or 19.7% of our total portfolio, from $47.0 million or 25.7% or our total portfolio.

The following table sets forth the classification of our loans by major category, net of unearned discounts and deferred loan fees for the periods indicated below.

                                                                            December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2003                2002                 2001                 2000                 1999
                               -------------------  ------------------   ------------------   ------------------   -----------------
                                Amount     Percent   Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent
                               --------    -------  --------   -------   --------   -------   --------   -------   -------   -------
                                                                 (In thousands, except for percentages)

Commercial and industrial      $ 39,791     19.7%   $ 46,998     25.7%   $ 25,736     17.4%   $ 24,865     20.4%   $15,137     18.3%
Real estate - non-residential
      properties                 99,758     49.4      94,067     51.4      74,258     50.3      56,849     46.6     38,814     47.0
Residential properties            3,317      1.6       5,829      3.2       6,970      4.7       7,867      6.4      7,254      8.8
Construction                     34,694     17.2      13,295      7.3      21,962     14.9      17,046     14.0      8,895     10.7
Consumer                         24,161     11.9      22,193     12.1      18,559     12.6      14,275     11.7     12,476     15.1
Other                               323      0.2         585      0.3         118      0.1       1,064      0.9         56      0.1
                               --------    -----    --------    -----    --------    -----    --------    -----    -------    -----

      Total loans              $202,044    100.0%   $182,967    100.0%   $147,603    100.0%   $121,966    100.0%   $82,632    100.0%
                               ========    =====    ========    =====    ========    =====    ========    =====    =======    =====

      The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates at December 31, 2003.

                                    Within 1     1 to 5     After 5
                                      year       years       years       Total
                                    --------    --------    --------    --------

    Commercial and industrial       $ 22,851    $ 11,426    $  5,514    $ 39,791
    Construction                      23,607       3,766       7,321      34,694
                                    --------    --------    --------    --------

         Total                      $ 46,458    $ 15,192    $ 12,835    $ 74,485
                                    ========    ========    ========    ========

    Fixed rate loans                $  2,374    $  7,537    $  4,312    $ 14,223
    Variable rate loans               44,084       7,655       8,523      60,262
                                    --------    --------    --------    --------

         Total                      $ 46,458    $ 15,192    $ 12,835    $ 74,485
                                    ========    ========    ========    ========

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

      Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. We had no loans past due 90 days or more at any of the year ends December 31, 1998 through 2003, although during the years 2003 and 2002, we charged off $3 thousand and $452 thousand, respectively, in non-performing loans. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

      We maintain a risk rating system for grading all non-consumer credit facilities. The purpose of the system is to detect changes in loan quality for individual credits and for homogenous pools of loans in the portfolio. All such credits are assigned a numerical rating in accordance with criteria established in ten categories ranging from #1-Excellent to #10-Loss. Definitions for categories #6-Special Mention Loans, #7-Substandard, #8-Doubtful, #9-Specific Reserve, and #10-Loss are consistent with those established by federal regulatory agencies. The initial rating is assigned at inception and reviewed annually when financial statements are received and at other times when deterioration in a relationship is detected. An independent outsourced loan review function tests these ratings in its normal course and resolves any rating differences. Any loan, including unrated consumer credits, may be assigned to a watch list of credits, identified by management as credits warranting special attention for a variety of reasons, which might bear on ultimate collectibility.

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

      As of December 31, 2003, $839 thousand in loans were classified as substandard, $96 thousand in loans were classified as doubtful, and no loans were classified as loss. As of December 31, 2002, $356 thousand in loans were classified as substandard, $82 thousand in loans were classified as doubtful, and no loans were classified as loss. As of December 31, 2001, 2000 and 1999, no loans were classified as substandard, doubtful or loss.

Allowance for Loan Losses

      We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, our Directors Loan Committee, and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least monthly, and, as adjustments become necessary, they are realized in the periods in which they become known. During 2003 and 2002, $3 thousand and $452 thousand, respectively, in loans were charged directly to the allowance when the loss was identified. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

      Our allowance for loan losses totaled $2.6 million at December 31, 2003, or 1.30% of total loans outstanding. We had no non-performing loans or loans past due 90 days or more at December 31, 2003 and 2002.

      The following is a summary of the reconciliation of the allowance for loan losses for the periods indicated.

                                                                             Year ended December 31,
                                                            -------------------------------------------------------
                                                              2003        2002        2001        2000        1999
                                                            -------     -------     -------     -------     -------
                                                                       (In thousands, except percentages)

Balance at beginning of period                              $ 2,406     $ 1,964     $ 1,584     $ 1,237     $   914
Charge-offs - commercial                                         --        (444)         --          --
Charge-offs - consumer                                           (3)         (8)         (6)         (1)         (2)
Recoveries - consumer                                             1           1          --          --          --
                                                            -------     -------     -------     -------     -------
     Net charge-offs                                             (2)       (451)         (6)         (1)         (2)
Provision charged to expense                                    214         893         386         348         325
                                                            -------     -------     -------     -------     -------

Balance of allowance at end of period                       $ 2,618     $ 2,406     $ 1,964     $ 1,584     $ 1,237
                                                            =======     =======     =======     =======     =======

Ratio of net charge-offs to average loans outstanding            --%       0.27%         --%         --%         --%
                                                            =======     =======     =======     =======     =======

Balance of allowance at period-end as a percent of loans
     at period end                                             1.30%       1.31%       1.33%       1.30%       1.50%
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

                                                                        December 31,
                        ------------------------------------------------------------------------------------------------------------
                                2003                  2002                  2001                  2000                  1999
                        --------------------  --------------------  --------------------  --------------------  --------------------
                        Allocation  % of all  Allocation  % of all  Allocation  % of all  Allocation  % of all  Allocation  % of all
                          amount     loans      amount     loans      amount     loans      amount     loans      amount     loans
                        ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------
                                                              (In thousands, except percentages)

Balance applicable to

  Commercial loans        $   616      19.7%    $   548      25.7%    $   346      17.4%    $   281      20.4%    $   185      18.3%

  Real estate non-
    residential
    properties              1,198      49.4       1,128      51.4         996      50.3         641      46.6         628      47.0

  Residential
    properties                 21       1.6          31       3.2          65       4.7          39       6.4          36       8.8

  Construction                458      17.2         344       7.3         295      14.9         377      14.0         178      10.7

  Consumer loans              325      11.9         296      12.1         234      12.6         128      11.7         113      15.1

Other                          --       0.2           3       0.3           2       0.1          27       0.9          14       0.1
                          -------    ------     -------    ------     -------    ------     -------    ------     -------    ------

  Subtotal                  2,618     100.0       2,350     100.0       1,938     100.0       1,493     100.0       1,154     100.0

  Unallocated reserves         --        --          56        --          26        --          91        --          83        --
                          -------    ------     -------    ------     -------    ------     -------    ------     -------    ------

     Total                $ 2,618     100.0%    $ 2,406     100.0%    $ 1,964     100.0%    $ 1,584     100.0%    $ 1,237     100.0%
                          =======    ======     =======    ======     =======    ======     =======    ======     =======    ======

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

      Management determines the appropriate classification at the time of purchase. At December 31, 2003 we classified our investment portfolio as available-for-sale. These available-for-sale securities had a cost basis of $203.2 million. The fair value adjustment at December 31, 2003 required us to reduce the carrying value of these investment securities by $3.2 million, increase the deferred tax benefit by $1.2 million, and reduce stockholders' equity by $2.0 million. Securities with a cost of $349.2 million were purchased for the available-for-sale account during 2003.

      Total investment securities at December 31, 2003 were $200.0 million, an increase of $68.3 million, or 51.9% over total investment securities of $131.7 million at December 31, 2002. The increase during 2003 resulted as we utilized our liquidity in excess of loan demand to fund additional purchases of investment securities. In addition, during the middle of 2003, the company engaged in a leveraging strategy pursuant to which $47.2 million in FHLB advances were used to purchase investment securities. This strategy resulted from the Asset/Liability management considerations arising from our analysis of several economic scenarios, including reduced loan growth and deposit repricing opportunities. We maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

      The amortized cost and fair value of our investment securities are as follows (in thousands):

                                               December 31, 2003       December 31, 2002       December 31, 2001
                                             ---------------------   ---------------------   ---------------------
                                             Amortized     Fair      Amortized     Fair      Amortized     Fair
                                               Cost        value       cost        value       cost        value
                                             ---------   ---------   ---------   ---------   ---------   ---------
Investment securities available-for-sale
   U.S. Government and agency
      securities                             $ 198,011   $ 194,880   $ 128,937   $ 130,046   $  64,569   $  64,959
   Corporate debt securities and other           5,145       5,145       1,630       1,630         480         480
                                             ---------   ---------   ---------   ---------   ---------   ---------

                                             $ 203,156   $ 200,025   $ 130,567   $ 131,676   $  65,049      65,439
                                             =========   =========   =========   =========   =========   =========

Investment securities held-to-maturity
    U.S. Government and agency
       securities                            $      --   $      --   $      --   $      --   $  14,275   $  14,136
    Corporate debt securities and other             --          --          --          --       1,035       1,081
                                             ---------   ---------   ---------   ---------   ---------   ---------

                                             $      --   $      --   $      --   $      --   $  15,310   $  15,271
                                             =========   =========   =========   =========   =========   =========

The amortized cost and fair value of our investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                   Available-for-sale
                                                   ------------------
                                            Amortized     Fair       Average
                                              Cost        Value       Yield
                                              ----        -----       -----


   Due in one year or less                  $           $      --
   Due after one year through five years      197,011     198,896        2.29%
   Due after five years through ten years       2,500       2,484        4.20
   Due after ten years                          3,645       3,645        0.36
                                            ---------   ---------

                                            $ 203,156   $ 200,025        2.27
                                            =========   =========        ====

Other Assets

      Other Assets are comprised primarily of bank owned life isurance, which increased to $5.8 million at December 31, 2003 from $1.6 million at December 31, 2002.



Deposits

      Our total deposits at December 31, 2003, were $326.0 million, an increase of $34.4 million, or 11.8% over total deposits of $291.6 million at December 31, 2002. Deposits are our primary source of funds. The growth in deposits during this period was primarily due to greater penetration of our marketplace and the continued growth of our new locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $46.1 million, while higher costing certificates of deposit decreased by $11.7 million.

      Average total deposits increased by $73.6 million, or 29.8% to $321.0 million for the year ended December 31, 2003 compared to $247.4 million for 2002. Changes in the deposit mix averages for 2003 compared to 2002 include a $29.5 million, or 35.9% increase in savings deposits; a $23.3 million, or 25.6% increase in time deposits; a $13.3 million or 29.0% increase in demand deposits; a $4.4 million, or 21.1% increase in NOW accounts and a $3.1 million, or 42.0% increase in money market deposits.

      We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings and money market deposits, which amounted to $135.7 million at December by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate amount paid without notice, and the depositor may withdraw their funds on demand. We market this product as an alternative to time deposits and believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

      The following table sets forth the average amounts of various types of deposits at the periods indicated.

                                                      Year ended December 31,
                                 -----------------------------------------------------------------
                                         2003                   2002                   2001
                                 -------------------    -------------------    -------------------
                                 Average     Average    Average     Average    Average     Average
                                 Balance      Cost      Balance      Cost      Balance      Cost
                                 --------    -------    --------    -------    --------    -------
                                                 (In thousands, except percentages)

Non-interest-bearing demand      $ 59,386        --%    $ 46,050        --%    $ 36,296        --%
Interest-bearing demand (NOW)      25,463      0.88       21,020      1.02       19,578      1.33
Savings deposits                  111,850      1.51       82,329      1.96       50,972      2.87
Money market deposits              10,334      1.61        7,278      2.17        6,482      3.35
Time deposits                     114,011      2.59       90,738      3.39       66,425      5.45
                                 --------               --------               --------

     Total                       $321,044      1.57%    $247,415      2.04%    $179,753      3.09%
                                 ========               ========               ========

      The following table summarizes the maturity distribution of certificates of deposits as of December 31, 2003.

                                                          Time CD's
                                                      $100,000 and over
                                                    Amount        Percent
                                                   --------       --------
                                              (In thousands, except percentages)

    Due in three months or less                    $ 15,667           47.7%
    Due over three months through six months          5,093           15.5
    Due over six months through twelve months        11,899           36.2
    Due over one year through three years               204            0.6
                                                   --------          -----

       Total certificates of deposit               $ 32,863          100.0%
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

                                         Interest Sensitivity Gap at December 31, 2003
                                 ------------------------------------------------------------
                                            Mature or repricing in (1)
                                 ------------------------------------------------      Non-
                                  3 months    3 through    1 through      Over       interest
                                  or less     12 months     3 years      3 years      bearing       Total
                                 ---------    ---------    ---------    ---------    ---------    ---------
Assets
   Investment securities
      available-for-sale (2)     $  15,037    $   2,675    $ 172,852    $   9,461    $      --    $ 200,025
   Loans                            78,748        6,001       28,158       89,050           --      201,957
   Valuation reserves (2)               --           --           --           --       (6,006)      (6,006)
   Non-interest earning assets          --           --           --           --       31,849       31,849
                                 ---------    ---------    ---------    ---------    ---------    ---------

      Total assets               $  93,785    $   8,676    $ 201,010    $  98,511    $  25,843    $ 427,825
                                 =========    =========    =========    =========    =========    =========

Liabilities and stockholders'
      equity
   NOW accounts                  $   7,213    $      --    $  21,640    $      --    $      --    $  28,853
   Money market accounts             6,529           --        6,528           --           --       13,057
   Savings deposits                 61,303           --       61,303           --           --      122,606
   CD's $100,000 and over           15,667       16,992          204           --           --       32,863
   CD's under $100,000              16,693       52,646        1,525           --           --       70,864
   Short-term borrowings            72,400           --           --           --           --       72,400
   Trust preferred                   5,000           --           --           --           --        5,000
   Non-interest bearing
      deposits                          --           --           --           --       57,766       57,766
   Other liabilities                    --           --           --           --          496          496
Stockholders' equity                    --           --           --           --       23,920       23,920
                                 ---------    ---------    ---------    ---------    ---------    ---------
      Total liabilities and
          stockholders' equity   $ 184,805    $  69,638    $  91,200    $      --    $  82,182    $ 427,825
                                 =========    =========    =========    =========    =========    =========

Interest rate sensitivity gap    $ (91,020)   $ (60,962)   $ 109,810    $  98,511    $ (56,339)

Cumulative gap                   $ (91,020)   $(151,982)   $ (42,172)   $  56,339    $      --

Cumulative gap to total assets      -21.28%      -35.52%       -9.86%       13.17%

(1) The following are the assumptions that were used to prepare the gap analysis:

      a. Investment securities are included at amortized cost in the period in which they mature at stated maturity, except for government agency securities with coupon rates of 3.00% and above and with call provisions of one year or less, which are stated as maturing at the call date.

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

      Liquid assets (consisting of cash, federal funds sold and investment securities classified as available-for-sale) comprised 49.4% and 42.5% of our total assets at December 31, 2003 and 2002, respectively.

      Should liquidity needs arise to fund new loan demand, we have the capability to sell our available-for-sale securities, and to purchase federal funds as alternative sources of liquidity. We have established credit lines with other financial institutions to purchase up to $5.0 million in federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. During 2000, we became a member of the Federal Home Loan Bank of New York and have a combined overnight borrowing line and term line of $38.9 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of December 31, 2003, we have $12.4 million in overnight borrowings.

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

Short-Term Borrowings

      Short-term borrowings consist of overnight federal funds purchased and short-term advances from the Federal Home Loan Bank of New York, which generally have maturities of less than one month. The details of these categories are presented below:

                                                        Year ended December 31,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------

Federal funds purchased and short-term advances
     Balance at year-end                                $ 72,400       $ 11,500
     Average during the year                              41,263          9,015
     Maximum month-end balance                           110,200         15,700
     Weighted average rate during the year                  1.15%          1.77%
     Rate at December 31                                    1.11%          1.35%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      The Company issued $5.0 million of trust preferred securities to a pooled investment vehicle sponsored by Bear, Stearns & Co., Inc. on December 20, 2002. These securities have a floating interest rate equal to three month LIBOR plus 335 basis points, which resets quarterly. The average interest rate paid during 2003 was 4.80%. The variable interest rate is capped at 12.5% though January 7, 2008. The securities mature on January 7, 2033, and may be called at par by the Company any time after January 7, 2008. The securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

      Although the subordinated debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company. At December 31, 2003 the $5.0 million of the Trust Preferred Securities qualified for treatment as Tier I capital.

Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments

      The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:

                                                                        One to      Four to      After
                                                           Less than     three       five        five
                                                 Total     one year      years       years       years
                                               ---------   ---------   ---------   ---------   ---------
                                                                (dollars in thousands)

Minimum annual rentals on noncancellable
   operating leases                            $   7,450   $     412   $     983   $     976   $   5,079
Remaining contractual maturities of time
   deposits                                      103,727     101,998       1,729          --          --
Loan commitments                                  82,470      52,805       8,964         117      20,584
Short-term borrowed funds                         72,400      72,400          --          --          --
Guaranteed preferred beneficial interests in
   Company's subordinated debentures               5,000          --          --          --       5,000
Standby letters of credit                          4,480       3,109       1,371          --          --
                                               ---------   ---------   ---------   ---------   ---------

      Total                                    $ 275,527   $ 230,724   $  13,047   $   1,093   $  30,663
                                               =========   =========   =========   =========   =========

      The Company had no capital leases at December 31, 2003.

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. These unused commitments, at December 31, 2003 totaled $86,950,000. This consisted of unfunded loan commitments, unused lines of credit and letters of credit. These instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk the Company.

      Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

      The following table sets forth certain capital performance ratios for the Company.

                                                       2003      2002      2001
                                                      ------    ------    ------

      Capital performance
           Return on average assets                    0.61%     0.72%     0.74%
           Return on average equity                    9.99%     9.06%     7.45%

      The following table summarizes our risk-based and leverage ratios at December 31, 2003, as well as the required minimum regulatory capital ratios.

                                                                                                   To be well-
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                                 -------------------    -------------------    -------------------
                                                  Amount      Ratio      Amount      Ratio      Amount     Ratio
                                                 --------    -------    --------    -------    --------   --------
As of December 31, 2003

   Total capital (to risk-weighted assets)
      Community Bancorp of New Jersey            $ 33,495     12.72%    $ 21,065    >= 8.00%        N/A        N/A
      Community Bank of New Jersey                 28,207     10.70       21,082    >= 8.00    $ 26,353   >= 10.00%

   Tier I capital (to risk-weighted assets)
      Community Bancorp of New Jersey              30,867     11.72       10,532    >= 4.00         N/A        N/A
      Community Bank of New Jersey                 25,589      9.71       10,541    >= 4.00      15,812   >=  6.00

   Tier I capital (to average assets)
      Community Bancorp of New Jersey              30,867      7.19       12,878    >= 3.00         N/A        N/A
      Community Bank of New Jersey                 25,589      5.96       12,878    >= 3.00      21,463   >=  5.00

As of December 31, 2002

   Total capital (to risk-weighted assets)
      Community Bancorp of New Jersey            $ 30,316     13.68%    $ 17,605    >= 8.00%        N/A        N/A
      Community Bank of New Jersey                 25,322     11.51       17,593    >= 8.00      21,991   >= 10.00%

   Tier I capital (to risk-weighted assets)
      Community Bancorp of New Jersey              27,910     12.68        8,803    >= 4.00         N/A        N/A
      Community Bank of New Jersey                 22,916     10.42        8,796    >= 4.00      13,195   >=  6.00

   Tier I capital (to average assets)
      Community Bancorp of New Jersey              27,910      8.75        9,564    >= 3.00         N/A        N/A
      Community Bank of New Jersey                 22,916      7.19        9,564    >= 4.00      15,941   >=  5.00


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

      The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 is $4.5 million and they expire through April 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

      Management has determined that CBNJ Capital Trust I qualifies as a variable interest entity under FIN 46. CBNJ Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. CBNJ Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. CBNJ Capital Trust I is currently included in the Company's consolidated balance sheets and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate CBNJ Capital Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require Community Bancorp of New Jersey, Inc. to deconsolidate CBNJ Capital Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of CBNJ Capital Trust I's expected residual returns. Accordingly, the Company will deconsolidate CBNJ Capital Trust I at the end of the first quarter, which will result in an increase in the outstanding debt by $155,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities issued by CBNJ Capital Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as CBNJ Capital Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Amendment to SFAS 133 on Derivative Instruments and Hedging Activities

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

Financial Instruments with Characteristics of Both Liabilities and Equity

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

Transfers of Loans

      In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

Other than Temporary Impairment

      The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.


ITEM 7A --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This information is included with Item 7 Management's Discussion and Analysis of Financial Conditon and Results of Operations.

                         ITEM 8. -- FINANCIAL STATEMENTS

      The information required by this item is filed herewith.

            ITEM 9. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                       ITEM 9A. -- CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer, Chief Lending Officer, Chief Information Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of the end of the period reported on in this report, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's SEC filings.

      Since the date of the most recent evaluation of the Company's internal controls, there have been no significant changes in such internal controls or in other factors that could significantly affect such internal controls.

                                    PART III

               ITEM 10. -- DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT; COMPLIANCE WITH SECTION 16(a)

      The By-Laws of the Company provide that the number of directors shall not be less than 5 nor more than 25 and permit the exact number to be determined from time to time by the Board of Directors. The Board currently consists of 10 members.

      Mr. James Kinghorn was appointed to the Board in early 2003. Pursuant to our Certificate of Incorporation, our three classes of directors are to be balanced, if possible. Therefore, Mr. Kinghorn has been elected to serve a one-year term, and thereafter until his/her successor shall have been duly elected and shall have qualified. The names of the directors and certain information about them are set forth in the following table:

   Name, Age and                            Principal Occupations                              Director   Term
   Position with the Bank                   During Past Five Years                             Since      Expires
   ----------------------                   ----------------------                             -----      -------
   Morris Kaplan, 49                        President, Kaplan Companies
                                            (building and real estate development)             1997       2006

   Eli Kramer, 49                           Real Estate Developer                              1997       2006
   Vice Chairman of the Board

   Lewis Wetstein, M.D., 56                 Cardiothoracic Surgeon                             1997       2006

   James Kinghorn, 55                       Executive Vice President of the Company
                                            and the Bank; formerly Senior Vice President
                                            of Tinton Falls State Bank over five (5) years     2003       2004

   Arnold Silverman, 59                     President, Pavillion Residential LTD               1997       2004
                                            (real estate development)

   Howard Schoor, 65                        Vice Chairman, D.R. Horton, Inc.                   1997       2004
   Chairman of the Board                    New Jersey (custom home builder)

   Charles P. Kaempffer, CPA, 66            Certified Public Accountant                        1997       2005
   Vice Chairman of the Board

   William J. Mehr, Esq., 63                Senior Partner, Mehr, LaFrance                     1997       2005
                                            & Basen, Esq.(attorneys)

   Robert D. O'Donnell, 57                  President and Chief Executive Officer of the       1998       2005
   President and Chief Executive Officer    Company and the Bank


      No director of the Company is also a director of a company having a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Bank Act of 1940, other than Mr. Charles P. Kaempffer, who is a director of Monmouth Capital Corporation, Monmouth Real Estate Investment Corporation and United Mobile Homes, Inc., all reporting companies under Section 12 of the Securities Exchange Act of 1934.

Audit Committee Financial Expert

      The Audit Committee consists of Charles P. Kaempffer, Morris Kaplan, Eli Kramer, Arnold Silverman and Lewis Wetstein. Mr. Kaempffer has been determined by the Board to be the Audit Committee financial expert, as such term is defined by the SEC Regulation S-K Item 401(h)(2).

Code of Ethics

      The board of directors has adopted a code of ethics governing the company's Chief Executive Officer and senior financial officers, as well as the board and other senior members of management, as required by the Sarbanes-Oxley Act, SEC regulations and the Nasdaq listing standards. Our code of ethics governs such matters as conflicts of interest, use of corporate opportunity, confidentiality, compliance with law and the like. A copy of our code of ethics has been filed as an exhibit to this annual report on Form 10-KSB.

                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

      The Securities and Exchange commission rules governing the filing of reports under Section 16(a) of the Securities Exchange Act of 1934 have been revised to substantially accelerate the filing deadlines for these reports, and to require electronic filing. During the transition period to these new requirements, one of our insiders, Lewis Wetstein, filed a total of one required report after the required deadline.

                       ITEM 11. -- EXECUTIVE COMPENSATION

      Executive Compensation

      The following table sets forth a summary of the cash and non-cash compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company for each of the last three fiscal years and the other executive officers of the Company whose cash remuneration exceeds $100,000.

                           SUMMARY COMPENSATION TABLE
                            Cash and Cash Equivalent
                              Forms of Remuneration

                                                                               Long Term
                                                                              Compensation
                                                                  Other        Securities
                                         Annual      Annual       Annual       Underlying      All Other
Name and Principal Position     Year     Salary     Bonus(2)   Compensation    Options (3)   Compensation
----------------------------    ----     ------     --------   ------------   -------------  ------------

Robert D. O'Donnell,            2003    $247,500    $120,000        (1)           1,500           --
President and Chief             2002    $219,224    $101,000        (1)           1,500           --
Executive Officer               2001    $193,266    $ 75,570        (1)           1,500           --



James Kinghorn,                 2003    $150,000    $ 50,000        (1)          10,000           --
Executive Vice President        2002    $136,554    $ 50,000        (1)           1,500           --
and Senior Lending Officer      2001    $120,970    $ 35,000        (1)           1,500           --

(1) Other annual compensation includes expenses incurred for the use of an automobile. The Company believes the value of the personal use of such vehicle was less than 10% of the salary and bonus of each respective officer.

(2) Bonuses were earned in the years disclosed, although they may have been paid in subsequent years.

(3) Options have not been retroactively adjusted for stock dividends or stock split.

      On May 8, 1998, the Company retained Mr. Robert D. O'Donnell as President and Chief Executive Officer at an original base salary of $151,000. Mr. O'Donnell is entitled to receive an annual increase of at least 10%, provided that the Company has met certain performance targets. Mr. O'Donnell is also entitled to an annual cash bonus in an amount equal to 5% of the Company's after tax net profit. If Mr. O'Donnell is terminated for any reason other than for "cause", he is entitled to continue to receive his then current base salary and bonus for the next twenty-four (24) months. In the event of a change in control of the Company, Mr. O'Donnell is entitled to twice his then current base salary and bonus, payable at the option of Mr. O'Donnell either in a lump sum, or over a period of twenty-four (24) months. Consummation of the transaction proposed with Sun would constitute a change in control under Mr. O'Donnell's agreement.

      On July 11, 2002, the Company entered into a change of control agreement with Mr. Kinghorn. Under this agreement, in the event of a change in control, as defined by the Agreement, Mr. Kinghorn is to be employed for a three-year period (unless he attains age 65 sooner, in which case his term of employment would end then). During this employment period, Mr. Kinghorn is to receive base compensation equal to the annual compensation, including salary and bonus, as was paid to or accrued for him during the twelve months immediately prior to the change in control. He is also to receive an annual increase to reflect the impact of inflation, Mr. Kinghorn's performance and the performance of the Company. The minimum increase must equal the annual percentage increase in the consumer price index for urban wage earners and clerical workers for the New York and Northern New Jersey area during the preceding twelve months. After a change in control, Mr. Kinghorn may be terminated by the Company or its successor for "cause", as defined in the agreement. However, in the event he is terminated without cause, or in the event he resigns his position for "good reason", he will be entitled to a lump sum payment equal to two times the highest annual compensation, including salary and cash bonus, paid to him during any of the three calendar years immediately prior to the change in control. The payments due to Mr. Kinghorn may be reduced if the payment would not be deductible by the Company or its successor for federal income tax purposes due to Section 280G of the Internal Revenue Code of 1986. Mr. Kinghorn's agreement does not become effective, and does not govern the terms of his employment, until a change in control takes place. The agreement has a term of three years, and renews annually unless the Company, by a majority vote of the directors then in office, decide not to extend the term of the Agreement. If a change in control were to have happened at December 31, 2003 and Mr. Kinghorn were to be terminated without cause or to resign for good cause, he would have been entitled to a payment equal to $ 400,000.

      During early 2004, the Company also entered into a change in control bonus agreement with Mr. Kinghorn. Under this agreement, in the event of a change in control of the Company, as defined under the agreement, Mr. Kinghorn will be entitled to a lump sum payment equal to $250,000 provided that he remains employed by the Company through completion of the change in control, The payment due to Mr. Kinghorn may be reduced if the payment would not be deductible by the Company or its successor for federal income tax purposes due to Section 280G of the Internal Revenue Code of 1986.

      Consummation of the transaction proposed with Sun would constitute a change in control under Mr. Kinghorn's agreements.

                               STOCK OPTION PLANS

In the following discussion, options authorized for grant under each option plan have been adjusted to reflect stock dividends and stock splits.

      During 1997, the Bank's Board of Directors approved the 1997 Stock Option Plan, the 1997 Employee Stock Option Plan and the 1997 Option Plan for Non-Employee Directors. Under the 1997 Stock Option Plan, directors of the Bank, including employees who are directors of the Bank, may be granted non-qualified or incentive stock options. The 1997 Stock Option Plan provides for the grant of options to purchase up to 109,278 shares of common stock. Pursuant to the terms of the 1997 Stock Option Plan, options which qualify as incentive stock options under the Internal Revenue Code of 1986 must be granted at an exercise price of no less than 100% of the then current fair market value of the common stock, and options which are non-qualified options may be granted at an exercise price to be determined by the Board of Directors at the time of grant, but no less than 85% of the then fair market value of the common stock.

      The 1997 Employee Stock Option Plan permits grants of options to purchase up to 93,897 shares of common stock. Under the 1997 Employee Stock Option Plan, grants may either be incentive stock options or non-qualified options. The 1997 Employee Stock Option Plan is administered by the Board of Directors, which has the authority to determine the officers and employees of the Bank who will receive options, whether the options will be incentive stock options or non-qualified options and, subject to the terms of the Plan, the exercise price for the options. Under the Plan, incentive stock options must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, and non-qualified options may have an exercise price to be determined by the Board of Directors at grant, but no less than 85% of the fair market value of the common stock on the date of grant.

      The 1997 Stock Option Plan for Non-Employee Directors permits grants of options to purchase up to 84,508 shares of common stock. Under the 1997 Stock Option Plan for Non-Employee Directors, each director who is not an employee of the Company, upon the adoption of the Plan or when first appointed or elected a member of the Board, shall receive a grant of non-qualified options under
Section 422 of the Internal

Revenue Code of 1986 to purchase 5,000 shares of the Company's common stock. The exercise price of the options will be the greater of $11.00 per share or 100 % of the fair market value of the common stock on the date of grant, whichever is greater.

      In May 1998, the Board of Directors of the Bank adopted the 1998 Stock Option Plan pursuant to which options may be granted to employees of the Bank. The 1998 Stock Option Plan provides for the granting of options to purchase up to 93,897 shares of common stock. The terms of the 1998 Stock Option Plan are substantially similar to the terms of the 1997 Employee Stock Option Plan.

      In January 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Option Plan pursuant to which options may be granted to employees of the Company. The 2000 Employee Stock Option Plan provides for the granting of options to purchase up to 156,498 shares of common stock. The terms of the 2000 Employee Stock Option Plan are substantially similar to the terms of the 1997 Employee Stock Option Plan.

      In January, 2000, the Board of Directors of the Company also adopted the 2000 Stock Option Plan for Non-Employee Directors pursuant to which options may be granted to directors who are not employees of the Company. The 2000 Stock Option Plan for Non-Employee Directors provides for the granting of options to purchase up to 127,628 shares of common stock. Under the 2000 Stock Option Plan for Non-Employee Directors, the exercise price for the purchase of shares under the options is no less than 105% of the fair market value of the shares on the date of the grant.

      The following table sets forth information regarding stock option grants to the individuals named in the table above during 2003.

                                          Number of
                                          Securities
                                          Underlying     % of Total   Exercise or                 Grant Date
                                         Options/SARS   Options/SARS   Base Price   Expiration     Present
Name                                    Granted (#)(1)    Granted      ($/Share)       Date        Value $
----                                    --------------    -------      ---------    ----------    ----------
Robert D. O'Donnell,
President and
Chief Executive Officer                     1,500           3.70%        $19.29      7/1/2013      $ 8,100

James Kinghorn,
Executive Vice President
and Senior Lending Officer                 10,000          24.69          19.29      7/1/2013       53,700

(1) As of December 31, 2003, 20% of these options were exercisable. These options vest ratably over four years, commencing on the date of grant.

(2) The present value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 25%, risk free interest rate of 2.87%, and an expected life of five (5) years.

      The following table sets forth information concerning the fiscal year-end value of unexercised options held by the executive officers of the Company named herein under the caption "Executive Compensation". No stock options were exercised by such executive officers during 2003.

                                                                 Value of Unexercised In-the-Money
                         Number of Securities Underlying               Options at FY-End (1)
                        Unexercised Options at FY-End (#)          (based on $ 23.00 per share)
                            Exercisable/Unexercisable              Exercisable/Unexercisable (1)
                            -------------------------              -----------------------------
      Name              Exercisable         Unexercisable        Exercisable         Unexercisable
      ----              -----------         -------------        -----------         -------------
Robert D. O'Donnell       159,624               7,621            $2,321,507            $ 96,714
James A. Kinghorn          19,019              14,056               268,987             117,638

(1) Market value of the underlying securities at year end (based upon the closing price on the NASDAQ National Market) minus the exercise price per share. Options vest and become exercisable over various periods not exceeding five years and are subject to acceleration in certain circumstances.

Compensation of the Board of Directors

      During 2003, the Directors of the Company were paid meeting fees totaling $89,600 in connection with their service on the Board of Directors of the Company. Additionally, the Bank has established a Director Deferred Compensation Plan pursuant to which the consideration each Director would have received for service on the Board of Directors of the Bank is paid into a trust and deferred until the time such Director reaches their stated retirement age from the Board. Executive Officers of the Bank that also serve as Directors may contribute like sums from their pre-tax salary into the trust. Upon attaining retirement age, the deferred Director's fees, and all earnings on such fees, will be paid out to the Director over a ten-year period. The Director Deferred Compensation Plan was amended in 2003 so that in the event of a change of control of the Company, if a Directors service is terminated within three (3) years, the Director will be treated as if they have contributed ten (10) years worth of Director fees into the plan and had received earnings on those contributions at a stipulated rate. Amounts then due under the Directors Deferred Compensation Plan are to be paid in a lump sum into a trust for distribution to the Plan participants. For the year ended 2003 each Bank Director who was not a full time employee of the Bank was credited with $12,000 in fees paid into the plan. Upon consummation, the proposed transaction with Sun will constitute a change in control under the Directors Deferred Compensation Plan.

      In addition, members of the Board of Directors participate in the 1997 Stock Option Plan for Non-Employee Directors, the 1997 Stock Option Plan and the 2000 Stock Option Plan. Pursuant to these Plans, members of the Board of Directors have in the past, received stock options to purchase shares of our common stock. In addition, during 2002 each non-employee Director was granted 14,150 options at an exercise price of $15.81 per share.

         ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information with respect to the Company's equity compensation plans as of the end of the most recently completed fiscal year.

                                                           (1)                (1)               (1)
                                                                                             Number of
                                                                                            securities
                                                                                             remaining
                                                        Number of                          available for
                                                      securities to        Weighted-      future issuance
                                                        be issued           average        under equity
                                                          upon             exercise        compensation
                                                       exercise of         price of            plans
                                                       outstanding        outstanding       (excluding
                                                        options,           options,         securities
                                                        warrants           warrants        reflected in
                                                       and rights         and rights        column (a))
                Plan category                              (a)                (b)               (c)
-----------------------------------------------       -------------       -----------     --------------
Equity compensation plans approved by security
   holders                                               549,818             $8.59            58,321

Equity compensation plans not approved by
   security holders                                           --                --                --

(1)   Adjusted for stock dividends and stock split.

                          STOCK OWNERSHIP OF MANAGEMENT
                           AND PRINCIPAL SHAREHOLDERS
                                February 29, 2004

      The following table sets forth, as of February 29, 2004, certain information concerning the ownership of shares of the common stock by (i) each person who is known by us to own beneficially more than five percent (5%) of the issued and outstanding common stock, (ii) each director of the Company, (iii) each named executive officer described in the section of this Proxy Statement captioned "Executive Compensation," and (iv) all directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown.

                                                  Number of Shares    Percent of
      Name of Directors and Executive Officers  Beneficially Owned(1)   Class
      ----------------------------------------  ---------------------   -----

      Charles P. Kaempffer, CPA, Vice Chairman
      of the Board                                    77,852(2)         2.30%

      Morris Kaplan                                  101,149(3)         2.99%

      Eli Kramer, Vice Chairman of the Board         130,847(4)         3.86%

      William J. Mehr                                 75,593(5)         2.23%

      Robert D. O'Donnell, President and CEO         171,524(6)         5.07%

      Howard Schoor, Chairman of the Board           270,997(7)         8.00%

      Arnold Silverman                               120,772(8)         3.57%

      Lewis Wetstein, M.D                            172,274(9)         5.09%

      James Kinghorn, Executive Vice President        23,639(10)        0.70%

      All Directors and Executive Officers as
      Group (9 persons)                            1,144,647           33.81%

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person.

(2) Includes 3,754 shares held by a benefit plan of which Mr. Kaempffer is the beneficiary, 14,081 shares held by his spouse, and 40,115 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(3) Includes 5,307 shares held by a trust for which Mr. Kaplan is trustee, and 26,970 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(4) Includes 46,553 shares held by trusts of which Mr. Kramer is trustee for the benefit of his children, 26,272 shares held by a pension plan for the benefit of Mr. Kramer, 9,360 shares held jointly with Mr. Kramer's spouse, and 48,290 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(5) Includes 19,406 shares held in trusts of which Mr. Mehr is the trustee, 3,236 shares held in self directed IRAs for Mr. Mehr, and 34,481 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(6) Includes 163,636 shares purchasable upon exercise of stock options which may be exercised within sixty (60) days.

(7) Includes 5,069 shares owned by Mr. Schoor's spouse and 50,457 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(8) Includes 28,167 shares held in a self-directed IRA account for Mr. Silverman's benefit, 46,252 shares held in trusts for the benefit of Mr. Silverman's spouse and children, 2,816 shares held in an IRA for Mr. Silverman's spouse and 40,778 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(9) Includes 224 shares held jointly with Dr. Wetstein's son and 28,848 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

(10) Includes 4,795 shares held in a self-directed IRA account for Mr. Kinghorn's benefit and 15,372 shares purchasable upon the exercise of stock options which may be exercised within sixty (60) days.

           ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain Transactions with Management

      We have in the past and expect to continue in the future to undertake banking transactions with our directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more).

               ITEM 14. -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The company's independent auditors for the fiscal years ended December 31, 2003 and 2002 were Grant Thornton LLP. The company's board of directors has appointed Grant Thornton LLP to continue as independent auditors for the bank and the company for the year ending December 31, 2004. In 2003, Grant Thornton LLP performed audit and audit related services for the company. In addition, Grant Thornton LLP rendered certain tax related services to the company, the only non-audit related services provided by Grant Thornton, LLP. In connection with the retention of Grant Thornton LLP to render tax related services, the audit committee considered the possible effect on grant Thornton's independence before approving their retention.

Principal Accounting Firm Fees

The following table presents fees for professional services rendered by Grant Thornton, LLP for the audit of the Company's annual financial statements for 2003 and 2002 and fees billed for audit-related services, tax services and all other services rendered by such firm for 2003 and 2002. All non-audit services were approved in advance by the Audit Committee, and fees for such services constituted less than 50% of total fees for both years.

                                                         Year ended December 31
                                                         -----------------------
                                                         2003               2002
                                                         ----               ----

Audit fees (1)                                      $  87,167          $  62,089
Audit related fees (2)                                  9,590                 --
Tax fees (3)                                           15,595             34,120

                                                    ---------          ---------
Total fees                                          $ 112,352          $  96,209
                                                    =========          =========

(1) Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements and review of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other statutory or regulatory filings.

(2) Represents fees for assurance services related to the audit of our financial statements and for services.

(3) Represents fees for services provided in connection with our tax planning and tax compliance.


                                    PART IV

                ITEM 15. -- EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit number                   Description of Exhibits
--------------                   -----------------------

     10.1         Form of Directors Deferred Compensation Plan Agreement

     10.2         Change in Control Agreement

     21           Subsidiaries of the Registrant

     23           Consent of Grant Thornton LLP

     31.1 Certification of Robert D. O'Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Marie P. Mueller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32           Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

(b)   Reports on Form 8-K

      (i)   None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY BANCORP OF NEW JERSEY

                                   By: /s/ Robert D. O'Donnell
                                       -----------------------------------------
                                           Robert D. O'Donnell
       Dated: March 30, 2004               President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    NAME                             TITLE                                        DATE
    ----                             -----                                        ----
/s/ Robert D. O'Donnell
------------------------------
    Robert D. O'Donnell              Director, President and
                                        Chief Executive Officer               March 30, 2004

/s/ Marie  P. Mueller
------------------------------
    Marie P. Mueller                 Chief Financial Officer                  March 30, 2004

/s/ Howard M. Schoor
------------------------------
    Howard M. Schoor                 Chairman of the Board                    March 30, 2004

/s/ Eli Kramer
------------------------------
    Eli Kramer                       Vice Chairman of the Board               March 30,2004

/s/ Charles P. Kaempffer
------------------------------
    Charles P. Kaempffer, CPA        Vice Chairman of the Board               March 30, 2004

/s/ Morris Kaplan
------------------------------
    Morris Kaplan                    Director                                 March 30, 2004

/s/ Robert M. Kaye
------------------------------
    Robert M. Kaye                   Director                                 March 30, 2004

/s/ William J. Mehr
------------------------------
    William J. Mehr, Esq.            Director                                 March 30, 2004

/s/ Arnold G. Silverman
------------------------------
    Arnold G. Silverman              Director                                 March 30, 2004

/s/ Lewis Wetstein
------------------------------
    Lewis Wetstein, M.D.             Director                                 March 30, 2004

/s/ James A. Kinghorn
------------------------------
    James A. Kinghorn                Director and Executive Vice President    March 30, 2004

                         COMMUNITY BANCORP OF NEW JERSEY

                           Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                                                         December 31,
                                                                                   ----------------------
                                                                                      2003         2002
                                                                                   ---------    ---------
    ASSETS

    Cash and due from banks                                                        $  11,465    $   9,424
    Investment securities available-for-sale                                         200,025      131,676

    Loans receivable                                                                 202,044      182,967
    Less allowance for loan losses                                                    (2,618)      (2,406)
                                                                                   ---------    ---------

            Net loans receivable                                                     199,426      180,561

    Premises and equipment, net                                                        6,832        6,280
    Accrued interest receivable                                                        1,868        2,193
    Other assets                                                                       8,209        2,085
                                                                                   ---------    ---------

            Total assets                                                           $ 427,825    $ 332,219
                                                                                   =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits
        Non-interest bearing - demand                                              $  57,766    $  51,971
        Interest bearing - NOW                                                        28,853       23,455
        Savings and money market                                                     135,663      100,784
        Certificates of deposit, under $100,000                                       70,864       76,815
        Certificates of deposit, $100,000 and over                                    32,863       38,604
                                                                                   ---------    ---------

            Total deposits                                                           326,009      291,629

    Short-term borrowings                                                             72,400       11,500
    Accrued interest payable                                                              78           38
    Other liabilities                                                                    418          454
    Guaranteed preferred, beneficial interest in the Company's subordinated debt       5,000        5,000
                                                                                   ---------    ---------

            Total liabilities                                                        403,905      308,621
                                                                                   ---------    ---------

STOCKHOLDERS' EQUITY
    Common stock - authorized, 10,000,000 shares of no par value;
    issued and outstanding, net of treasury shares, 3,385,490 and 3,172,945
    shares at December 31, 2003 and 2002, respectively                                29,420       25,512
    Accumulated deficit                                                               (3,180)      (2,239)
    Accumulated other comprehensive (loss) income                                     (1,957)         688
    Treasury stock, 22,357 shares, at cost                                              (363)        (363)
                                                                                   ---------    ---------

            Total stockholders' equity                                                23,920       23,598
                                                                                   ---------    ---------

            Total liabilities and stockholders' equity                             $ 427,825    $ 332,219
                                                                                   =========    =========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                        Consolidated Statements of Income

                      (In thousands, except per share data)

                                                                  Year ended December 31,
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
INTEREST INCOME
    Loans, including fees                                         $ 12,695       $ 12,098
    Federal funds sold                                                  12             12
    Investment securities                                            4,695          3,768
                                                                  --------       --------

            Total interest income                                   17,402         15,878

INTEREST EXPENSE
    Deposits                                                         5,037          5,057
    Short-term borrowings                                              473            160
    Long-term borrowings                                               240              8
                                                                  --------       --------

            Total interest expense                                   5,750          5,225
                                                                  --------       --------

            Net interest income                                     11,652         10,653

PROVISION FOR LOAN LOSSES                                              214            893
                                                                  --------       --------

            Net interest income after provision for loan losses     11,438          9,760
                                                                  --------       --------

NON-INTEREST INCOME
    Service charges on deposit accounts                                596            435
    Other loan servicing fees                                          399            391
    Gains on sales of investment securities                            408            554
    Other income                                                       595            494
                                                                  --------       --------

            Total non-interest income                                1,998          1,874
                                                                  --------       --------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                   4,561          4,009
    Occupancy expense                                                1,852          1,630
    Other operating expenses                                         3,305          2,815
                                                                  --------       --------

            Total non-interest expense                               9,718          8,454
                                                                  --------       --------

            Income before income taxes                               3,718          3,180

Income tax expense                                                   1,316          1,160
                                                                  --------       --------

            Net income                                            $  2,402       $  2,020
                                                                  ========       ========

Per share data
    Net income - basic                                            $   0.71       $   0.61
                                                                  ========       ========
    Net income - diluted                                          $   0.67       $   0.58
                                                                  ========       ========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

            Consolidated Statement of Changes in Stockholders' Equity

                     Years ended December 31, 2003 and 2002

                      (In thousands, except per share data)

                                                                                      Accumulated   Compre-
                                                                                        Other       hensive
                                                             Common     Accumulated  Comprehensive  Income    Treasury
                                                             Stock        Deficit    Income (Loss)  (Loss)      Stock        Total
                                                            --------    -----------  -------------  -------   --------     --------
Balance at January 1, 2002                                  $ 23,147      $(1,889)     $   248                  $(363)     $ 21,143

  5% stock dividend (100,508 shares)                           2,362       (2,362)          --           --        --            --
  Stock split issued - 3 for 2 (1,057,429 shares)                 --           --           --           --        --            --
  Cash in lieu of fractional shares for stock dividends
   and stock split                                                --           (8)          --           --        --            (8)
  Options exercised (279 shares)                                   3           --           --           --        --             3
  Comprehensive income (loss):
     Net income                                                2,020        2,020           --      $ 2,020        --            --
     Change in unrealized gains (losses) on securities, net       --           --          440          440        --            --
                                                                                                    -------
  Total comprehensive income                                      --           --           --      $ 2,460        --            --
                                                                                                    =======

Balance at December 31, 2002                                $ 25,512      $(2,239)     $   688                  $(363)     $ 23,598
                                                            ========      =======      =======                  =====      ========

  5% stock dividend (158,560 shares)                           3,338       (3,338)          --           --        --            --
  Cash in lieu of fractional shares for stock dividends                        (5)          --           --        --            (5)
  Options exercised (53,985 shares)                              570           --           --           --        --           570
  Comprehensive income (loss):
     Net income                                                   --        2,402           --      $ 2,402        --         2,402
     Change in unrealized gains (losses) on securities, net       --           --       (2,645)      (2,645)       --        (2,645)
                                                                                                    -------
  Total comprehensive income                                      --           --           --      $(1,957)       --            --
                                                                                                    =======

Balance at December 31, 2003                                $ 29,420      $(3,180)     $(1,957)                 $(363)     $ 23,920
                                                            ========      =======      =======                  =====      ========

         The accompanying notes are an integral part of this statement.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                            Year ended December 31,
                                                                              2003          2002
                                                                            ---------     ---------
OPERATING ACTIVITIES
    Net income                                                              $   2,402     $   2,020
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             970           879
        Provision for loan losses                                                 214           893
        Accretion of discounts and amortization of premiums
            on investment securities, net                                         713           635
        Gains on sales of investment securities                                  (408)         (554)
        Decrease (increase) in accrued interest receivable                        325          (736)
        Increase in other assets                                                 (405)         (120)
        Increase (decrease) in accrued interest payable                            40        (1,296)
        (Decrease) increase in other liabilities                                  (36)           21
                                                                            ---------     ---------

                Net cash provided by operating activities                       3,815         1,742
                                                                            ---------     ---------

INVESTING ACTIVITIES
    Purchases of investment securities available-for-sale                    (349,238)     (173,296)
    Proceeds from sales of investment securities available-for-sale            84,355        15,704
    Proceeds from maturities and calls of investment securities               191,989       107,303
    Net increase in loans receivable                                          (19,079)      (35,815)
    Purchase of bank owned life insurance                                      (4,000)           --
    Purchases of premises and equipment                                        (1,522)         (824)
                                                                            ---------     ---------

                Net cash used in investing activities                         (97,495)      (86,928)
                                                                            ---------     ---------

FINANCING ACTIVITIES
    Increase in short-term borrowings                                          60,900         9,900
    Proceeds from exercise of stock options                                       446             3
    Stock dividends - cash paid in lieu of fractional shares                       (5)           (8)
    Proceeds from issuance of guaranteed preferred beneficial interest
        in the Company's subordinated debt                                         --         4,872
    Net increase in demand deposits and savings accounts                       46,072        41,464
    Net (decrease) increase in certificates of deposits                       (11,692)       29,037
                                                                            ---------     ---------

                Net cash provided by financing activities                      95,721        85,268
                                                                            ---------     ---------

                Net increase in cash and cash equivalents                       2,041            82

Cash and cash equivalents, beginning of period                                  9,424         9,342
                                                                            ---------     ---------

Cash and cash equivalents, end of period                                    $  11,465     $   9,424
                                                                            =========     =========

Supplemental disclosures of cash flow information
    Cash paid for interest                                                  $   5,710     $   6,521
                                                                            =========     =========

    Cash paid for income taxes                                              $   1,539     $   1,379
                                                                            =========     =========

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

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

                           December 31, 2003 and 2002

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

      The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

                           December 31, 2003 and 2002

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

      Loans are placed on non-accrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other non-accrual loans is recognized only to the extent of interest payments received. The Company had no non-accrual loans as of December 31, 2003 or 2002.

      The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The Company had no loans that would be defined as impaired at December 31, 2003 or 2002.

      The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," on January 1,2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. At December 31, 2003, the Company was not contingently liable for any financial and performance letters of credit. It is the Company's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Company is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

      The Company adopted SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company generally does not enter into commitments with its customers, which it intends to sell in the future and therefore, the adoption of SFS No. 149 did not have an impact on the Company's financial position or results of operations.

      6. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      The Bank accounts for its transfers and servicing assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revised the accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2002.

      7.    Premises and Equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to operations on a straight-line basis over the estimated useful lives of the assets.

      On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The Company had no long-lived assets that would be defined as impaired at December 31, 2003 or 2002.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      8.    Bank Owned Life Insurance

      The Company has an investment in bank owned life insurance (BOLI). BOLI involves the purchasing of life insurance by the Company on a select group of employees or directors. The Company is the owner and beneficiary of the policies. Due to tax advantages to the Bank, this pool of insurance is profitable to the Company. A portion of future benefit cost increases are offset by this profitability. Bank deposits fund the BOLI and the earnings from the BOLI are recognized as other income.

      9.    Other Assets

      Financing costs related to the issuance of guaranteed preferred, beneficial interest in the Company's subordinated debt are being amortized over the life of the instruments and are included in other assets.

      10.   Income Taxes

      Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates, which will be in effect when these differences reverse. The primary temporary differences are allowance for loan loss recognition and net unrealized gains (losses) on investment securities available-for-sale.

      11.   Earnings Per Share

      The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. EPS is computed based on the weighted average number of shares of common stock outstanding. All weighted average, actual shares or per share information in the financial statements have been adjusted retroactively for the effect of stock dividends and splits.

      12.   Advertising Costs

      The Company expenses advertising costs as incurred.

      13.   Comprehensive Income (Loss)

      The Company followed SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity.

      The income tax effects allocated to comprehensive income (loss) for the years ended are as follows (in thousands):

                                                                            2003
                                                             ----------------------------------
                                                              Before         Tax         Net
                                                               Tax        (expense)     of tax
                                                              amount       benefit      amount
                                                             --------     ---------    --------
      Unrealized losses on securities
          Unrealized holding losses arising during period    $ (4,648)    $  1,750     $ (2,898)

      Less reclassification
          Adjustment for gain realized in net income              408         (155)         253
                                                             --------     --------     --------

      Other comprehensive loss, net                          $ (4,240)    $  1,595     $ (2,645)
                                                             ========     ========     ========

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                          2002
                                                            ---------------------------------
                                                             Before        Tax         Net
                                                              Tax       (expense)     of tax
                                                             amount      benefit      amount
                                                            --------    ---------    --------
      Unrealized gains on securities
          Unrealized holding gains arising during period    $  1,273    $   (490)    $    783

      Less reclassification
          Adjustment for gain realized in net income             554        (211)         343
                                                            --------    --------     --------

      Other comprehensive income, net                       $    719    $   (279)    $    440
                                                            ========    ========     ========

      14.   Stock-Based Compensation

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

      At December 31, 2003, the Company had six stock-based compensation plans, which are more fully described in note M. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                December 31,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------

      Net income, as reported                               $  2,402    $  2,020
      Less stock-based compensation costs determined under
          fair value based method for all awards                 169         179
                                                            --------    --------
      Net income, pro forma                                    2,233       1,841

      Earnings per share - basic as reported                $   0.71    $   0.61
      Earnings per share - basic proforma                       0.66        0.55

      Earnings per share - diluted as reported              $   0.67    $   0.58
      Earnings per share - diluted proforma                     0.62        0.52

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, dividend yield of 0 % for both years; expected volatility of 25% in both years; risk-free interest rate of 2.87% in 2003 and 3.81% in 2002; and expected lives of five years in 2003 and 2002.

      15.   Variable Interest Entities

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

      Management has determined that CBNJ Capital Trust I qualifies as a variable interest entity under FIN 46. CBNJ Capital Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. CBNJ Capital Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. CBNJ Capital Trust I is currently included in the Company's consolidated balance sheets and statements of income. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate CBNJ Capital Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

      Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require Community Bancorp of New Jersey, Inc. to deconsolidate CBNJ Capital Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of CBNJ Capital Trust I's expected residual returns. Accordingly, the Company will deconsolidate CBNJ Capital Trust I at the end of the first quarter, which will result in an increase in the outstanding debt by $155,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities issued by CBNJ Capital Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as CBNJ Capital Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

      16.   Reclassification

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE C - PENDING MERGER

      On February 16, 2004, the Company and Sun Bancorp, Inc ("Sun Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by Sun Bancorp. Contemporaneous with the completion of the acquisition, Community Bank of New Jersey, a wholly-owned subsidiary of the Company, will merge with and into Sun National Bank, a wholly-owned subsidiary of Sun Bancorp. The Agreement provides that shareholders of the Company will receive
      0.8715 shares of Sun Bancorp common stock for each share of the Company's common stock as adjusted to reflect Sun's recently announced 5% stock dividend. The Boards of Directors of the Company and Sun Bancorp expect the transaction to close in mid-2004. The merger is subject to a number of conditions including the approval of the regulators and the Company's shareholders.

NOTE D - INVESTMENT SECURITIES

      The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of December 31, 2003 and 2002 (in thousands):

                                                                    December 31, 2003
                                                   ------------------------------------------------------
                                                                   Gross          Gross
                                                   Amortized     Unrealized     Unrealized       Fair
                                                     Cost          Gains          Losses         Value
                                                   ----------    ----------     ----------     ----------
      Investment securities available-for-sale
          U.S. Government and agency securities    $  193,705            --         (3,142)       190,563
          Mortgage backed securities                    4,306            11             --          4,317
          Corporate debt securities and other           5,145            --             --          5,145
                                                   ----------    ----------     ----------     ----------

                                                   $  203,156    $       11     $   (3,142)    $  200,025
                                                   ==========    ==========     ==========     ==========

                                                                    December 31, 2002
                                                   ------------------------------------------------------
                                                                   Gross          Gross
                                                   Amortized     Unrealized     Unrealized       Fair
                                                     Cost          Gains          Losses         Value
                                                   ----------    ----------     ----------     ----------
      Investment securities available-for-sale
          U.S. Government and agency securities    $  128,937         1,109             --        130,046
          Corporate debt securities and other           1,630            --             --          1,630
                                                   ----------    ----------     ----------     ----------

                                                   $  130,567    $    1,109     $              $  131,676
                                                   ==========    ==========     ==========     ==========

      The amortized cost and fair value of the Company's investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE D - INVESTMENT SECURITIES - Continued

                                                          Available-for-sale
                                                       -------------------------
                                                       Amortized         Fair
                                                         cost            value
                                                       ---------       ---------

        Due in one year or less                        $      --       $      --
        Due after one year through five years            197,011         193,896
        Due after five years through ten years             2,500           2,484
        Due after ten years                                3,645           3,645
                                                       ---------       ---------

                                                       $ 203,156       $ 200,025
                                                       =========       =========

      A portion of the Company's U.S. Government and agency securities, totaling approximately $993,000 and $1,300,000 at December 31, 2003 and 2002, was pledged as collateral to secure deposits as required or permitted by law.

      Proceeds from the sales of investment securities during 2003 and 2002 were approximately $84,355,000 and $15,704,000, respectively. Gross gains realized on those sales were approximately $408,000 and $554,000 in 2003 and 2002, respectively.

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

                                            Less than 12 Months     12 Months or Longer          Total
                                Number      -------------------     -------------------          -----
        Description of            of        Fair      Unrealized    Fair     Unrealized     Fair      Unrealized
          Securities          Securities    Value       Losses      Value      Losses       Value      Losses
          ----------          ----------    -----       ------      -----      ------      -------     ------
      U.S. government and
          agency securities        35      $190,563    $ (3,142)      --         --       $190,563    $ (3,142)

      Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2003.

NOTE E - LOANS RECEIVABLE

      Major loan classifications at December 31 are as follows (in thousands):

                                                           2003          2002
                                                        ---------     ---------

      Consumer loans                                    $  24,161     $  22,195
      Residential mortgages                                 3,324         5,832
      Commercial and industrial loans                      39,791        46,998
      Construction loans                                   34,694        13,295
      Commercial mortgages                                100,008        94,304
      Other                                                   323           585
                                                        ---------     ---------
                                                          202,301       183,209

      Less
          Unearned discounts and deferred loan fees          (257)         (242)
          Allowance for loan losses                        (2,618)       (2,406)
                                                        ---------     ---------

                                                        $ 199,426     $ 180,561
                                                        =========     =========

      The Company had no non-accrual loans or loans that would be defined as impaired at December 31, 2003 or 2002.

      The Company defines non-performing assets to include loans past due 90 days or more, impaired loans and other real estate owned. The Company had no non-performing assets at December 31, 2003 or 2002. There were no loans to directors or executive officers at or during the periods ended December 31, 2003 or 2002.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE E - LOANS RECEIVABLE - Continued

      Changes in the allowance for loan losses is as follows (in thousands):

                                                           2003           2002
                                                         -------        -------

      Balance, beginning of year                         $ 2,406        $ 1,964
      Provision charged to expenses                          214            893
      Loans charged-off, net                                  (2)          (451)
                                                         -------        -------

      Balance, end of period                             $ 2,618        $ 2,406
                                                         =======        =======

NOTE F - PREMISES AND EQUIPMENT

      Premises and equipment at December 31 are as follows (in thousands):

                                                         Estimated
                                                        useful lives      2003        2002
                                                        ------------    --------    --------
      Land                                               Indefinite     $    443    $    443
      Buildings and leasehold improvements              10 - 39 years      5,217       4,573
      Furniture, fixtures and equipment                  3 -  7 years      1,688       1,598
      Computer equipment and software                    3 -  5 years      2,012       1,754
      Construction in progress                             -                 640         170
                                                                        --------    --------
                                                                          10,000       8,538
      Less accumulated depreciation and amortization                      (3,168)     (2,258)
                                                                        --------    --------

                                                                        $  6,832    $  6,280
                                                                        ========    ========

      Depreciation and amortization charged to operations amounted to approximately $970,000 and $879,000 for years ended December 31, 2003 and 2002 respectively.

NOTE G - DEPOSITS

      At December 31, 2003, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

      2004                                                             $ 101,998
      2005                                                                 1,729
                                                                       ---------
                                                                       $ 103,727
                                                                       =========

      Interest expense on deposits is as follows (in thousands):

                                                              2003         2002
                                                            -------      -------

      Savings                                               $ 1,694      $ 1,610
      NOW and money market                                      391          372
      Time deposits                                           2,952        3,075
                                                            -------      -------

                                                            $ 5,037      $ 5,057
                                                            =======      =======

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE H - EQUITY TRANSACTIONS

      On May 15, 2003 the Company paid a 5% stock dividend to shareholders of record as of April 28, 2003. On May 15, 2002 the Company paid a 5% stock dividend to shareholders of record as of April 23, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividends.

      On August 28, 2002, the Company's Board of Directors declared a three-for-two stock split payable September 20, 2002 to shareholders of record as of September 10, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock split.

NOTE I - DEBT

      1.    Short-Term Borrowings

      Short-term borrowings consist of overnight federal funds purchased and short-term advances from the Federal Home Loan Bank of New York, which generally have maturities of less than one month. The details of these categories are presented below:

                                                        Year ended December 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
                                                            (in thousands)

      Federal funds purchased and short-term advances
          Balance at year-end                           $  72,400     $  11,500
          Average during the year                          41,263         9,015
          Maximum month-end balance                       110,200        15,700
          Weighted average rate during the year              1.15%         1.77%
          Rate at December 31                                1.11%         1.35

      2. Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

      The Company issued $5.0 million of trust preferred securities to a pooled investment vehicle sponsored by Bear, Stearns & Co., Inc. on December 20, 2002. These securities have a floating interest rate equal to three month LIBOR plus 335 basis points, which resets quarterly. The average interest rate paid during 2003 was 4.80%. The variable interest rate is capped at 12.5% through January 7, 2008. The securities mature on January 7, 2033, and may be called at par by the Company any time after January 7, 2008. The securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

      Although the subordinated debentures are treated as debt of the Company, they currently qualify as Tier I capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the Trust Preferred Securities that exceeds this limitation qualifies as Tier II capital of the Company. At December 31, 2003 the $5.0 million of Trust Preferred Securities qualified for treatment as Tier I capital.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE J - INCOME TAXES

      The components of the provision for income taxes (benefit) are as follows (in thousands):

                                                                           2003        2002
                                                                         --------    --------
          Current
              Federal                                                    $  1,276    $    975
              State                                                           184         178
                                                                         --------    --------

                                                                            1,460       1,153
                                                                         --------    --------

          Deferred
              Federal provision (benefit)                                     (80)          6
              State provision (benefit)                                       (64)          1
                                                                         --------    --------

                                                                             (144)          7
                                                                         --------    --------

                                                                         $  1,316    $  1,160
                                                                         ========    ========

      A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows (in thousands):

                                                                           2003        2002
                                                                         --------    --------

          Expected statutory income tax expense                          $  1,264    $  1,081
          Increase (decrease) in taxes resulting from:
              State taxes on income                                            79         117
              Other, net                                                      (27)        (38)
                                                                         --------    --------

          Total income tax provision                                     $  1,316    $  1,160
                                                                         ========    ========

      Net deferred tax assets consist of the following (in thousands):

                                                                           2003        2002
                                                                         --------    --------
          Allowance for loan loss                                        $    726    $    648
          Unrealized losses (gains)on investment securities
              available-for-sale                                            1,174        (421)
          Other                                                                 3         (63)
                                                                         --------    --------

              Net deferred tax asset, included in other assets           $  1,903    $    164
                                                                         ========    ========

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE K - OTHER EXPENSES

      Other expenses consist of the following (in thousands):

                                                           2003           2002
                                                         --------       --------

      Communications and office expense                  $    343       $    317
      Stationery and printing                                 247            213
      Data processing                                       1,099            904
      Professional fees                                       516            448
      Marketing and advertising                               482            470
      Stockholder expense                                      87             50
      Directors' fees                                         175             77
      Other                                                   356            336
                                                         --------       --------

                                                         $  3,305       $  2,815
                                                         ========       ========

NOTE L - EARNINGS PER SHARE

      The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations (in thousands, except per share data). Weighted-average shares for 2003 and 2002 have been retroactively adjusted to reflect the 5% stock dividends in 2003 and 2002 and the 3-for-2 stock split in 2002.

                                                                Year ended December 31, 2003
                                                              ---------------------------------
                                                                          Weighted-
                                                                           average    Per share
                                                               Income      shares      amount
                                                              --------    ---------   ---------
      Basic EPS
          Net income available to common stockholders         $  2,402       3,364    $   0.71

      Effect of dilutive securities - options                       --         225       (0.04)
                                                              --------    --------    --------

      Diluted EPS
          Net income available to common stockholders plus
              assumed conversion                              $  2,402       3,589    $   0.67
                                                              ========    ========    ========

      18,000 options to purchase shares of common stock with exercise prices ranging from $20.64 to $21.86 per share were not included in the computation of 2003 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE L - EARNINGS PER SHARE - Continued

                                                                Year ended December 31, 2002
                                                              ---------------------------------
                                                                          Weighted-
                                                                           average    Per share
                                                               Income       shares     amount
                                                              --------    ---------   ---------
      Basic EPS
          Net income available to common stockholders         $  2,020       3,331    $   0.61

      Effect of dilutive securities
          Options                                             $     --         160       (0.03)
                                                              --------    --------    --------

      Diluted EPS
          Net income available to common stockholders plus
              assumed conversion                              $  2,020       3,491    $    .58
                                                              ========    ========    ========

      756 options to purchase shares of common stock with exercise prices of $16.50 per share were not included in the computation of 2002 diluted EPS because the exercise price was greater than the average market price of the common stock.

NOTE M - STOCK OPTIONS

      Under the Company's 1997 Stock Option Plan for Non-Employee Directors (the 1997 Stock Option Plan for Non-Employee Directors), options to purchase 84,508 common stock shares may be issued. Each of the nine non-employee directors were automatically granted 9,389 common stock options exercisable at $6.12 per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in July 1997. The options vest one-third each year. The option may be exercised up to 10 years after the grant. At December 31, 2003, 71,988 options were outstanding under this plan.

      Under the Company's 1997 Stock Option Plan (the 1997 Stock Option Plan), options to purchase 109,278 common stock shares may be issued. Options to purchase 81,691 common stock shares were granted to nine non-employee directors at $6.12 per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in July 1997, in varying amounts to each non-employee director. Additionally, 28,169 options were granted to the President at $7.86 per share in May 1999, as adjusted for subsequent stock dividends and stock splits. The options vest one-third each year. The options may be exercised up to 10 years after the grant. At December 31, 2003,107,669 options were outstanding under this plan.

      Under the Company's 1997 Employee Stock Option Plan (the 1997 Employee Stock Option Plan), options to purchase 93,897 common stock shares may be issued. The plan is designed to reserve options for employees of the Company. The discretion of the board is very broad in determining to whom, how many, and at what price options may be issued. Under the Plan, employees may be awarded either incentive stock options, which must have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant, or non-qualified options, which may have an exercise price to be determined by the Board of Directors at grant, but not less than 85% of the fair market value of the common stock on the date of grant. The options under this plan vest from 3 to 5 years. At December 31, 2003, 71,646 options were outstanding under this plan.

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE M - STOCK OPTIONS - Continued

      Under the 1998 Stock Option Plan (the 1998 Stock Option Plan) options to purchase up to 93,897 shares of common stock may be issued to members of management. The Board adopted this stock option plan in connection with the retention of the President and Chief Executive Officer of the Company. Under the terms of the President's employment, he is entitled to receive options to purchase 140,847 shares of common stock. The options under this plan vest from 3 to 5 years. At December 31, 2003, 64,081 options were outstanding under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Director Stock Option Plan (the 2000 Director Stock Option Plan), pursuant to which options to purchase 156,498 common stock shares may be issued. Options to purchase 133,098 and 23,400 shares of common stock have been granted to eight non-employee directors at $7.56 and $9.56, respectively, per share (110% of market value on date of grant, as adjusted for subsequent stock dividends and stock splits) in varying amounts to each non-employee director. The options vest over a two year period. The options may be exercised up to ten years after the grant. At December 31, 2003, 139,679 options were outstanding under this plan.

      The Board of Directors approved and received shareholder approval in April 2000 for the 2000 Employee Stock Option Plan (the 2000 Employee Stock Option Plan). Options to purchase 127,628 shares of the common stock are authorized under this Plan. Options to purchase 120,908 common stock shares have been granted to key employees, including 26,398 to the President, at prices ranging from $7.20 to $21.86. The options under this plan vest from two to five years. The options may be exercised up to ten years after grant. At December 31, 2003, 94,751 options were granted under this plan.

      A summary of the status of the Company's stock option plans as of December 31, 2003, and the change during the years then ended is represented below.

A summary of the status of the Company's stock option plans as of December 31, 2003, and the change during the years then ended is represented below.

                                                                2003                          2002
                                                              ----------                   ----------
                                                               Weighted-                    Weighted-
                                                                average                      average
                                                               exercise                     exercise
                                                 Shares          price          Shares        price
                                                ---------      ----------     -----------   ---------

       Outstanding, beginning of year             587,759      $  10.19         542,878     $   8.90
       Granted                                     40,500         20.15          70,481        10.37
       Cancelled/forfeited/exercised              (78,441)         4.22         (25,600)        9.86
                                                  --------                      --------

       Outstanding, end of year                   549,818         12.98         587,759        10.19
                                                  =======                       =======

       Weighted-average fair value of
          options granted during the year                      $  20.15                     $   4.66
                                                                  =====                        =====

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE M - STOCK OPTIONS - Continued

The following table summarizes information about nonqualified options outstanding at December 31, 2003:

                                                   Options outstanding                       Options exercisable
                                    ---------------------------------------------    ---------------------------------
                                                        Weighted-
                                        Number           average        Weighted-         Number         Weighted-
                                    outstanding at      remaining        average      outstanding at      average
            Range of                 December 31,      contractual      exercise       December 31,       exercise
         exercise prices                 2003             life            price            2003            price
       ------------------           --------------     -----------     ----------    ---------------    -----------

       $  6.12 -  $9.86                 495,464         4.9 years       $  7.55           469,906           $7.47
       $ 10.79 - $15.71                  13,854         8.6 years        $11.91             5,542          $11.91
       $ 19.29 - $21.86                  40,500         9.6 years        $20.15             8,100          $20.15
                                       --------                                           -------

                                        549,818                                           483,548
                                       ========                                           =======

NOTE N - EMPLOYEE BENEFIT PLANS

      Retirement Savings The Company contributes to a Company sponsored 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 2% of the employee's gross salary. The Company's contributions for 2003 and 2002 totaled $15,484 and $9,135, respectively. In 2004, the Company expects to match up to 2% of the employee's gross salary.

      Supplemental Executive Retirement Plan In 2003, the Company purchased a supplemental executive retirement plan for its Chief Executive Officer and its Chief Lending Officer. The plan provides annual retirement benefits of $47,815 a year for the Chief Executive Officer and $56,652 a year for the Chief Lending Officer, for a ten-year period when either officer reaches the age of 72. The Company intends to fund its obligations under the deferred compensation arrangements with the increase in cash surrender value of bank owned life insurance policies purchased in 2003.

NOTE O - COMMITMENTS

      Lease Commitments

      The Company leases several banking facilities under noncancelable operating lease agreements expiring through 2024. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $380 thousand and $313 thousand for the years ended December 31, 2003 and 2002, respectively.

      The approximate minimum rental commitments under operating leases at December 31, 2003, are as follows (in thousands):

      2004                                                  $   412
      2005                                                      472
      2006                                                      511
      2007                                                      517
      2008                                                      459
      Thereafter                                              5,079
                                                            -------

                                                            $ 7,450
                                                            -------

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

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

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK - Continued

      The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                              2003        2002
                                                            --------    --------

      Commitments to extend credit                          $ 82,470    $ 35,785
      Letters of credit - standby and performance              4,480       4,042
                                                            --------    --------

                                                            $ 86,950    $ 39,827
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

      Commitments include lines of credit with maturities as shown in the following table (in thousands).

                                     Less than   One to Three   Four to Five   After Five
                                     One Year       Years          Years          Years       Total
                                     --------       -----          -----          -----       -----
      Lines of credit commitments     $19,334       $8,964          $117         $20,584     $48,999

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The company defines the fair value of these letters of credit as the fees paid by the customer or similar fees collected on similar instruments. The company amortizes the fees collected over the life of the instrument. Management, based upon their periodic analysis, has determined that an SFAS No. 5, Accounting for Contingencies, reserve is not necessary at December 31, 2003. The Bank generally obtains collateral, such as real estate or liens on customer assets for these types of commitments. The Bank's potential liability would be reduced by proceeds obtained in liquidation of the collateral held. The Bank had standby letters of credit for customers aggregating $4.5 million and $4.0 million at December 31, 2003 and 2002, respectively.

      Substantially all of the Company's loans are secured by real estate in New Jersey. Accordingly, the Company's primary concentration of credit risk is related to the real estate market in New Jersey, and the ultimate collectibility of this portion of the Company's loan portfolio is susceptible to changes in economic conditions in that area.

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002, are outlined below.

      For cash and cash equivalents, including cash and due from banks and federal funds sold the recorded book values of $11,465 and $9,424 as of December 31, 2003 and 2002, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

      The net loan portfolio at December 31, 2003 and 2002, has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

      The estimated fair values of demand deposits (i.e., interest- and non-interest bearing checking accounts, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. Based upon the current time deposit maturities, the carrying value approximates its fair value. The carrying amount of accrued interest payable approximates its fair value. Fair value of financial instruments with stated maturities has been estimated using present value cash flow, discounted at a rate approximating current market for similar assets and liabilities.

                                                                  2003                      2002
                                                         ----------------------    ----------------------
                                                         Carrying    Estimated     Carrying    Estimated
                                                          Amount     fair value     amount     fair value
                                                         ---------   ----------    ---------   ----------
                                                                          (in thousands)
      Investment securities available-for-sale           $ 200,025    $ 200,025    $ 131,676    $ 131,676
      Loans receivable                                     202,044      201,900      182,967      184,749
      Certificates of deposits                             103,727      103,727      115,419      115,419
      Short-term borrowings                                 72,400       72,400       11,500       11,500
      Guaranteed preferred beneficial interest in the
          Company's subordinated debt                        5,000        5,000        5,000        5,000

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

NOTE R - REGULATORY MATTERS

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

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE R - REGULATORY MATTERS - Continued

      Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2003, the Bank met all regulatory requirements for classification as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the institution's category.

      The Company and the Bank's actual capital amounts and ratios are also presented in the following table (in thousands, except percentages).

                                                                                                       To be well-
                                                                                                    capitalized under
                                                                                For capital         prompt corrective
                                                            Actual           adequacy purposes      action provisions
                                                     -------------------    -------------------    -------------------
                                                      Amount      Ratio      Amount      Ratio      Amount     Ratio
                                                     --------    -------    --------    -------    --------   --------
                                                                          (Dollars in thousands)
      As of December 31, 2003
         Total capital (to risk-weighted assets)
            Community Bancorp of New Jersey          $ 33,495     12.72%    $ 21,065    >= 8.00%        N/A        N/A
            Community Bank of New Jersey               28,207     10.70       21,082    >= 8.00    $ 26,353   >= 10.00%

         Tier I capital (to risk-weighted assets)
            Community Bancorp of New Jersey            30,867     11.72       10,532    >= 4.00         N/A        N/A
            Community Bank of New Jersey               25,589      9.71       10,541    >= 4.00      15,812   >=  6.00

         Tier I capital (to average assets)
            Community Bancorp of New Jersey            30,867      7.19       12,878    >= 3.00         N/A        N/A
            Community Bank of New Jersey               25,589      5.96       12,878    >= 3.00      21,463   >=  5.00

      As of December 31, 2002
         Total capital (to risk-weighted assets)
            Community Bancorp of New Jersey          $ 30,316     13.68%    $ 17,605    >= 8.00%        N/A        N/A
            Community Bank of New Jersey               25,322     11.51       17,593    >= 8.00    $ 21,991   >= 10.00%

         Tier I capital (to risk-weighted assets)
            Community Bancorp of New Jersey            27,910     12.68        8,803    >= 4.00         N/A        N/A
            Community Bank of New Jersey               22,916     10.42        8,796    >= 4.00      13,195   >=  6.00

         Tier I capital (to average assets)
            Community Bancorp of New Jersey            27,910      8.75        9,564    >= 3.00         N/A        N/A
            Community Bank of New Jersey               22,916      7.19        9,564    >= 3.00      15,941   >=  5.00

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

      The condensed financial information for Community Bancorp of New Jersey, parent company only, has been presented as follows (in thousands):

                                  BALANCE SHEET

                                                                                              December 31,
                                                                                        -----------------------
                                                                                          2003           2002
                                                                                        --------       --------
      ASSETS
          Cash                                                                          $  5,399       $  4,872
          Investment in subsidiary                                                        23,632         23,605
          Other assets                                                                       124            163
                                                                                        --------       --------

              Total assets                                                              $ 29,155       $ 28,640
                                                                                        ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
          Guaranteed preferred beneficial interest in the Company's subordinated debt   $  5,000       $  5,000
          Other liabilities                                                                  235             42
          Stockholders' equity                                                            23,920         23,598
                                                                                        --------       --------

              Total liabilities and stockholders' equity                                $ 29,155       $ 28,640
                                                                                        ========       ========

                           STATEMENT OF OPERATIONS

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                          2003           2002
                                                                                        --------       --------
          Interest income                                                               $     87       $      3
          Services fee from subsidiary                                                        --            193
          Interest expense on subordinated debt                                             (240)            (8)
          Other operating expenses                                                          (117)          (185)
                                                                                        --------       --------

              (Loss) income before undistributed income from subsidiary                     (270)             3

          Equity in undistributed income of subsidiary                                     2,672          2,017
                                                                                        --------       --------

              Net income                                                                $  2,402       $  2,020
                                                                                        ========       ========

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE S - PARENT COMPANY FINANCIAL INFORMATION - Continued

                             STATEMENT OF CASH FLOWS

                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                        2003           2002
                                                                                      --------       --------
Cash flows from operating activities
    Net income                                                                        $  2,402       $  2,020
    Adjustments to reconcile net income to net cash provided by operations
        Equity in undistributed earnings of subsidiary                                  (2,672)        (2,017)
        Net (increase) decrease in other assets                                             39           (163)
        Net increase in other liabilities                                                  317             37
                                                                                      --------       --------

            Net cash used in operating activities                                          (38)          (123)
                                                                                      --------       --------

    Cash flows from financing activities
        Proceeds from issuance of long-term debt                                            --          5,000
        Stock dividends and stock split - cash paid in lieu of fractional shares            (5)            (8)
        Effect of stock option transactions                                                446              3
                                                                                      --------       --------

            Net cash provided by financing activities                                      565          4,995

            Net increase in cash and cash equivalents                                      527          4,872
                                                                                      --------       --------

    Cash and cash equivalents at beginning of period                                     4,872             --
                                                                                      --------       --------

    Cash and cash equivalents at end of year                                          $  5,399       $  4,872
                                                                                      ========       ========

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE T - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summarizes the consolidated results of operations during 2003 and 2002, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                              2003
                                                           --------------------------------------------
                                                           Fourth       Third      Second       First
                                                           quarter     quarter     quarter     quarter
                                                           --------    --------    --------    --------
      Interest income                                      $  4,296    $  4,464    $  4,457    $  4,185
      Interest expense                                        1,396       1,432       1,470       1,452
                                                           --------    --------    --------    --------

          Net interest income                                 2,900       3,032       2,987       2,733

      Provision for loan losses                                  --          41          60         113
                                                           --------    --------    --------    --------

          Net interest after provisions for loan losses       2,900       2,991       2,927       2,620

      Non-interest income                                       434         437         389         330
      Gain on sales of investment securities                     --          34          --         374
      Non-interest expense                                    2,588       2,406       2,359       2,365
                                                           --------    --------    --------    --------

          Income before income taxes                            746       1,056         957         959

      Income taxes                                              254         363         346         353
                                                           --------    --------    --------    --------

          Net income                                       $    492    $    693    $    611    $    606
                                                           ========    ========    ========    ========

      Net income per share
          Basic                                            $   0.14    $   0.21    $   0.18    $   0.18
          Diluted                                          $   0.14    $   0.19    $   0.17    $   0.17

                                                                              2002
                                                           --------------------------------------------
                                                           Fourth       Third      Second       First
                                                           quarter     quarter     quarter     quarter
                                                           --------    --------    --------    --------
      Interest income                                      $  4,158    $  4,109    $  3,855    $  3,756
      Interest expense                                        1,393       1,325       1,227       1,280
                                                           --------    --------    --------    --------

          Net interest income                                 2,765       2,784       2,628       2,476

      Provision for loan losses                                  53         155         595          90
                                                           --------    --------    --------    --------

          Net interest after provisions for loan losses       2,712       2,629       2,033       2,386

      Non-interest income                                       333         292         309         386
      Gain on sales of investment securities                     --         554          --          --
      Non-interest expense                                    2,118       2,302       2,107       1,927
                                                           --------    --------    --------    --------

          Income before income taxes                            927       1,173         235         845

      Income taxes                                              339         445          84         292
                                                           --------    --------    --------    --------

          Net income                                       $    588    $    728    $    151    $    553
                                                           ========    ========    ========    ========

      Net income per share
          Basic                                            $   0.18    $   0.22    $   0.05    $   0.16
          Diluted                                          $   0.17    $   0.21    $   0.04    $   0.16

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Community Bancorp of New Jersey

      We have audited the consolidated balance sheets of Community Bancorp of New Jersey and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp of New Jersey as of December 31, 2003 and 2002, and the consolidated results of its consolidated operations and consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
January 12, 2004  (except for Note C, as to which the date is February 16, 2004)