Form 10-K/A
period 2003-12-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2004-04-28
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                     PART I

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

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

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

The increase in net income from 2002 to 2003 was primarily due to a $1.0 million, or 9.4% increase in net interest income and a 20.5% increase in non-interest income, excluding gain on sale of securities, partially offset by higher non-interest expense and higher income tax expense. The improvement in net income is attributable to our continued growth. The results for the year ended December 31, 2003 were also positively affected by a reduced provision for loan losses during the year ended December 31, 2003 compared to the year ended December 31, 2002.

The increase in net income from 2001 to 2002 was primarily due to a $2.1 million, or 24.4% increase in net interest income and a 35.7% increase in non-interest income, partially offset by an increase in the provision for loan losses and higher non-interest expense and higher income tax expense. The results for the year ended December 31, 2002 were also positively affected by $554 thousand in realized gains on sales of investment securities compared to no realized gains during 2001.

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

Primarily as a result of the increase in the average balance of interest-earning assets, our interest income increased to $15.9 million for the year ended December 31, 2002, from $14.2 million for the year ended December 31, 2001. The improvement in interest income was primarily due to volume-related increases in income from the loan portfolio of $2.5 million and volume-related increases in income of $2.9 million in the investment securities portfolio, partially offset by volume-related decreases income $471 thousand in Federal funds sold. In addition to the net volume-related increases, rate related decreases amounting to $3.3 million resulted as the average yield on our interest-earning assets decreased to 6.02% for the year ended December 31, 2002 from 7.45% for the year ended December 31, 2001.

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

                                                                         Year ended December 31,
                                                                         -----------------------

                                                  2003                             2002                            2001
                                                  ----                             ----                            ----

                                                          Average                          Average                           Average
                                                Interest   rates                 Interest   rates                Interest    rates
                                     Average    income/   earned/    Average     income/   earned/    Average     income/    earned/
                                     balance    expense    paid      balance     expense     paid     balance     expense     paid
                                    ---------   -------   -------   ---------   ---------  -------   ---------   ---------   -------

                                                                    (In thousands, except percentage)
Assets

Interest-earning assets
Loans (net of unearned
income) (1)                         $ 195,570   $12,695      6.49%  $ 169,260   $  12,098     7.15%  $ 138,522   $  11,388     8.22%
Investment securities                 174,739     4,695      2.69      93,885       3,768     4.01      41,000       2,278     5.56
Federal funds sold                      1,260        12      0.96         601          12     2.00      10,717         499     4.66
                                    ---------   -------   -------   ---------   ---------  -------   ---------   ---------   ------

Total interest-earning assets         371,569    17,402      4.68     263,746      15,878     6.02     190,239      14,165     7.45
                                    ---------   -------   -------   ---------   ---------  -------   ---------   ---------   ------

Non-interest-earning assets            22,866                          18,404                           14,775
Allowance for possible loan losses     (2,546)                         (2,248)                          (1,799)
                                    ---------                       ---------                        ---------

Total assets                        $ 391,889                       $ 279,902                        $ 203,215
                                    =========                       =========                        =========

Liabilities and Stockholders'
Equity

Interest-bearing liabilities
NOW deposits                        $  25,463   $   225      0.88   $  21,020   $     214     1.02%  $  19,578   $     260     1.33%
Savings deposits                      111,850     1,694      1.51      82,329       1,610     1.96      50,972       1,461     2.87
Money market deposits                  10,334       166      1.61       7,278         158     2.17       6,482         217     3.35
Time deposits                         114,011     2,952      2.59      90,738       3,075     3.39      66,425       3,623     5.45
Trust preferred securities              5,000       240      4.80         178           8     4.76          --          --       --
Borrowed funds                         41,263       473      1.15       9,015         160     1.77       1,063          30     2.82
                                    ---------   -------   -------   ---------   ---------  -------   ---------   ---------   ------

Total interest-bearing liabilities    307,921     5,750      1.87     210,558       5,225     2.48     144,520       5,591     3.87
                                    ---------   -------   -------   ---------   ---------  -------   ---------   ---------   ------

Non-interest bearing liabilities
Demand deposits                        59,386                          46,050                           36,296
Other liabilities                         528                           1,000                            2,118
                                    ---------                       ---------                        ---------

Total non-interest bearing
liabilities                            59,914                          47,050                           38,414

Stockholders' equity                   24,054                          22,294                           20,281
                                    ---------                       ---------                        ---------

Total liabilities and
stockholders' equity                $ 391,889                       $ 279,902                        $ 203,215
                                    =========                       =========                        =========

Net interest spread (2)                                      2.82                             3.54                             3.58

Net interest margin (3)                                      3.14                             4.04                             4.51

Net interest income                             $11,652                         $  10,653                        $   8,574
                                                =======                         =========                        =========

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

                                          Year ended December 31, 2003        Year ended December 31, 2002
                                              vs. December 31, 2002               vs. December 31, 2001
                                              ---------------------               ---------------------

                                                        Increase (decrease) due to change in
                                                        ------------------------------------

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

Other operating expenses increased $180 thousand, or 6.8% to $2.8 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001. The increase was attributable to increased other expenses resulting from our continued growth, as costs of data processing services amounted to $904 thousand, an increase of $165 thousand; professional fees amounted to $448 thousand, an increase of $124 thousand; marketing and advertising costs amounted to $470 thousand, an increase of $53 thousand; stationery, communications and office costs amounted to $317 thousand, an increase of $50 thousand; and all other expenses amounted to $460 thousand, an increase of $109 thousand. These increases were partially offset by a decrease in stationery and printing costs of $107 thousand to $213 thousand and a decrease in systems conversion costs to $214 thousand to $3 thousand. These decreases resulted from the successful systems conversions which were completed during 2001.

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

The following table sets forth the classification of our loans by major category; net of unearned discounts and deferred loan fees for the periods indicated below.

                                                                           December 31,
                                                                           ------------

                                        2003                2002                2001                2000                1999
                                        ----                ----                ----                ----                ----

                                 Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                              (In thousands, except for percentages)
Commercial and industrial       $ 39,791    19.7%   $ 46,998    25.7%   $ 25,736    17.4%   $ 24,865    20.4%   $ 15,137    18.3%
Real estate - non-residential
properties                        99,758    49.4      94,067    51.4      74,258    50.3      56,849    46.6      38,814    47.0
Residential properties             3,317     1.6       5,829     3.2       6,970     4.7       7,867     6.4       7,254     8.8
Construction                      34,694    17.2      13,295     7.3      21,962    14.9      17,046    14.0       8,895    10.7
Consumer                          24,161    11.9      22,193    12.1      18,559    12.6      14,275    11.7      12,476    15.1
Other                                323     0.2         585     0.3         118     0.1       1,064     0.9          56     0.1
                                --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Total loans                     $202,044   100.0%   $182,967   100.0%   $147,603   100.0%   $121,966   100.0%   $ 82,632   100.0%
                                ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

The following table sets forth the aggregate maturities of loans net of unearned discounts and deferred loan fees, in specified categories and the amount of such loans, which have fixed and variable rates at December 31, 2003.

                               Within 1      1 to 5       After 5
                                  year        years        years        Total
                               --------      -------      -------      -------

 Commercial and industrial      $22,851      $11,426      $ 5,514      $39,791
 Construction                    23,607        3,766        7,321       34,694
                                -------      -------      -------      -------

              Total             $46,458      $15,192      $12,835      $74,485
                                =======      =======      =======      =======

 Fixed rate loans               $ 2,374      $ 7,537      $ 4,312      $14,223
 Variable rate loans             44,084        7,655        8,523       60,262
                                -------      -------      -------      -------

              Total             $46,458      $15,192      $12,835      $74,485
                                =======      =======      =======      =======

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

Non-performing assets include loans that are not accruing interest (non-accruing loans) as a result of principal or interest being in default for a period of 90 days or more and other real estate owned. We had no loans past due 90 days or more at any of the year ends December 31, 1998 through 2003, although during the years 2003, 2002 and 2001, we charged off $3 thousand, $452 thousand and zero, respectively, in non-performing loans. When a loan is classified as non-accrual, interest accruals cease and all past due interest, including interest applicable to prior years, is reversed and charged against current income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of such payments as interest.

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

Allowance for Loan Losses

We attempt to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur and any recovery is credited to the allowance. Risks within the loan portfolio are analyzed on a continuous basis by our officers, by outside independent loan review auditors, our Directors Loan Committee, and the Board of Directors. A risk system, consisting of multiple grading categories, is utilized as an analytical tool to assess risk and set appropriate reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, past and expected loss experience, and other factors management feels deserve recognition in establishing an appropriate reserve. These estimates are reviewed at least monthly, and, as adjustments become necessary, they are realized in the periods in which they become known. During 2003, 2002 and 2001, $3 thousand 452 thousand and zero, respectively, in loans were charged directly to the allowance when the loss was identified. Additions to the allowance are made by provisions charged to expense and the allowance is reduced by net charge-offs (i.e., loans judged to be uncollectible and charged against the reserve, less any recoveries on such loans). Although management attempts to maintain the allowance at a level deemed adequate, future additions to the allowance may be necessary based upon changes in market conditions. In addition, various regulatory agencies periodically review our allowance for loan losses. These agencies may require us to take additional provisions based on their judgments about information available to them at the time of their examination.

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

                                                                     December 31,
                                                                     ------------

                               2003                 2002                 2001                 2000                 1999
                               ----                 ----                 ----                 ----                 ----

                       Allocation%  of all  Allocation%  of all  Allocation%  of all  Allocation%  of all  Allocation%  of all
                         amount     loans     amount     loans     amount     loans     amount     loans     amount     loans
                         ------     -----     ------     -----     ------     -----     ------     -----     ------     -----

                                                           (In thousands, except percentages)
Balance applicable to

Commercial loans         $  616      19.7%    $  548      25.7%    $  346      17.4%    $  281      20.4%    $  185      18.3%

Real estate non-
residential
properties                1,198      49.4      1,128      51.4        996      50.3        641      46.6        628      47.0

Residential
properties                   21       1.6         31       3.2         65       4.7         39       6.4         36       8.8

Construction                458      17.2        344       7.3        295      14.9        377      14.0        178      10.7

Consumer loans              325      11.9        296      12.1        234      12.6        128      11.7        113      15.1

Other                        --       0.2          3       0.3          2       0.1         27       0.9         14       0.1
                         ------     -----     ------     -----     ------     -----     ------     -----     ------     -----

Subtotal                  2,618     100.0      2,350     100.0      1,938     100.0      1,493     100.0      1,154     100.0

Unallocated reserves         --        --         56        --         26        --         91        --         83        --
                         ------     -----     ------     -----     ------     -----     ------     -----     ------     -----

Total                    $2,618     100.0%    $2,406     100.0%    $1,964     100.0%    $1,584     100.0%    $1,237     100.0%
                         ======     =====     ======     =====     ======     =====     ======     =====     ======     =====

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

The amortized cost and fair value of our investment securities are as follows (in thousands):

                                               December 31, 2003        December 31, 2002          December 31, 2001
                                               -----------------        -----------------          -----------------

                                            Amortized       Fair      Amortized       Fair      Amortized       Fair
                                               Cost         value        cost         value        cost         value
                                               ----         -----        ----         -----        ----         -----
Investment securities available-for-sale
U.S. Government and agency
securities                                   $198,011     $194,880     $128,937     $130,046     $ 64,569     $ 64,959
Corporate debt securities and other             5,145        5,145        1,630        1,630          480          480
                                             --------     --------     --------     --------     --------     --------

                                             $203,156     $200,025     $130,567     $131,676     $ 65,049       65,439
                                             ========     ========     ========     ========     ========     ========

Investment securities held-to-maturity
U.S. Government and agency
securities                                   $     --     $     --     $     --     $     --     $ 14,275     $ 14,136
Corporate debt securities and other                --           --           --           --        1,035        1,081
                                             --------     --------     --------     --------     --------     --------

                                             $     --     $     --     $     --     $     --     $ 15,310     $ 15,271
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

                                                  Available-for-sale
                                                  ------------------
                                          Amortized       Fair      Average
                                             Cost         Value      Yield
                                             ----         -----      -----

Due in one year or less                    $            $     --
Due after one year through five years       197,011      198,896     2.29%
Due after five years through ten years        2,500        2,484     4.20
Due after ten years                           3,645        3,645     0.36
                                           --------     --------     ----

                                           $203,156     $200,025     2.27
                                           ========     ========     ====

Other Assets

Other Assets are comprised primarily of bank owned life insurance, which increased to $5.8 million at December 31, 2003 from $1.6 million at December 31, 2002.

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

The following table sets forth the average amounts of various types of deposits at the periods indicated.

                                                       Year ended December 31,
                                                       -----------------------

                                          2003                   2002                   2001
                                          ----                   ----                   ----

                                   Average    Average     Average    Average     Average    Average
                                   Balance     Cost       Balance     Cost       Balance     Cost
                                   -------     ----       -------     ----       -------     ----

                                                 (In thousands, except percentages)
Non-interest-bearing demand       $ 59,386       --%     $ 46,050       --%     $ 36,296       --%
Interest-bearing demand (NOW)       25,463     0.88        21,020     1.02        19,578     1.33
Savings deposits                   111,850     1.51        82,329     1.96        50,972     2.87
Money market deposits               10,334     1.61         7,278     2.17         6,482     3.35
Time deposits                      114,011     2.59        90,738     3.39        66,425     5.45
                                  --------     ----      --------     ----      --------     ----

Total                             $321,044     1.57%     $247,415     2.04%     $179,753     3.09%
                                  ========     ====      ========     ====      ========     ====

The following table summarizes the maturity distribution of certificates of deposits as of December 31, 2003.

                                                     Time CD's
                                                 $100,000 and over
                                                       Amount        Percent
                                                       ------        -------

                                              (In thousands, except percentages)

Due in three months or less                           $15,667         47.7%
Due over three months through six months                5,093         15.5
Due over six months through twelve months              11,899         36.2
Due over one year through three years                     204          0.6
                                                      -------        -----

Total certificates of deposit                         $32,863        100.0%
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

                                                              Interest Sensitivity Gap at December 31, 2003
                                                              ---------------------------------------------

                                                           Mature or repricing in (1)
                                              ---------------------------------------------------       Non-
                                               3 months     3 through     1 through       Over         interest
                                               or less      12 months      3 years       3 years       bearing        Total
                                               -------      ---------      -------       -------       -------        -----
Assets
Investment securities
available-for-sale (2)                        $  15,037     $   2,675     $ 172,852     $   9,461     $      --     $ 200,025
Loans                                            78,748         6,001        28,158        89,050            --       201,957
Valuation reserves (2)                               --            --            --            --        (6,006)       (6,006)
Non-interest earning assets                          --            --            --            --        31,849        31,849
                                              ---------     ---------     ---------     ---------     ---------     ---------

Total assets                                  $  93,785     $   8,676     $ 201,010     $  98,511     $  25,843     $ 427,825
                                              =========     =========     =========     =========     =========     =========

Liabilities and stockholders'
equity
NOW accounts                                  $   7,213     $      --     $  21,640     $      --     $      --     $  28,853
Money market accounts                             6,529            --         6,528            --            --        13,057
Savings deposits                                 61,303            --        61,303            --            --       122,606
CD's $100,000 and over                           15,667        16,992           204            --            --        32,863
CD's under $100,000                              16,693        52,646         1,525            --            --        70,864
Short-term borrowings                            72,400            --            --            --            --        72,400
Trust preferred                                   5,000            --            --            --            --         5,000
Non-interest bearing
deposits                                             --            --            --            --        57,766        57,766
Other liabilities                                    --            --            --            --           496           496
Stockholders' equity                                 --            --            --            --        23,920        23,920
                                              ---------     ---------     ---------     ---------     ---------     ---------

Total liabilities and stockholders' equity    $ 184,805     $  69,638     $  91,200     $      --     $  82,182     $ 427,825
                                              =========     =========     =========     =========     =========     =========

Interest rate sensitivity gap                 $ (91,020)    $ (60,962)    $ 109,810     $  98,511     $ (56,339)

Cumulative gap                                $ (91,020)    $(151,982)    $ (42,172)    $  56,339     $      --

Cumulative gap to total assets                   -21.28%       -35.52%        -9.86%        13.17%

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

      (2) Valuation reserves include allowance for loan losses, FASB No. 91 deferred fees and the investment securities available-for-sale market-to-market adjustment.

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

Off-Balance Sheet Arrangements and Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2003:

                                                                            One to       Four to       After
                                                              Less than     three         five         five
                                                  Total       one year      years         years        years
                                                  -----       --------      -----         -----        -----

                                                                    (dollars in thousands)
Minimum annual rentals on noncancellable
operating leases                                 $  7,450     $    412     $    983     $    976     $  5,079
Remaining contractual maturities of time
deposits                                          103,727      101,998        1,729           --           --
Loan commitments                                   82,470       52,805        8,964          117       20,584
Short-term borrowed funds                          72,400       72,400           --           --           --
Guaranteed preferred beneficial interests in
Company's subordinated debentures                   5,000           --           --           --        5,000
Standby letters of credit                           4,480        3,109        1,371           --           --
                                                 --------     --------     --------     --------     --------

Total                                            $275,527     $230,724     $ 13,047     $  1,093     $ 30,663
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

The following table sets forth certain capital performance ratios for the Company.

                                                 2003         2002         2001
                                                 ----         ----         ----

Capital performance
                Return on average assets         0.61%        0.72%        0.74%
                Return on average equity         9.99%        9.06%        7.45%

The following table summarizes our risk-based and leverage ratios at December 31, 2003, as well as the required minimum regulatory capital ratios.

                                                                                                              To be well-
                                                                                                           capitalized under
                                                                                  For capital              prompt corrective
                                                        Actual                 adequacy purposes           action provisions
                                                        ------                 -----------------           -----------------

                                                 Amount        Ratio         Amount        Ratio         Amount         Ratio
                                                 ------        -----         ------        -----         ------         -----
As of December 31, 2003

Total capital (to risk-weighted assets)
Community Bancorp of New Jersey                 $33,495        12.72%        $21,065      >= 8.00%           N/A           N/A
Community Bank of New Jersey                     28,207        10.70          21,082      >= 8.00        $26,353      >= 10.00%

Tier I capital (to risk-weighted assets)
Community Bancorp of New Jersey                  30,867        11.72          10,532      >= 4.00            N/A           N/A
Community Bank of New Jersey                     25,589         9.71          10,541      >= 4.00         15,812      >=  6.00

Tier I capital (to average assets)
Community Bancorp of New Jersey                  30,867         7.19          12,878      >= 3.00            N/A           N/A
Community Bank of New Jersey                     25,589         5.96          12,878      >= 3.00         21,463      >=  5.00

As of December 31, 2002

Total capital (to risk-weighted assets)
Community Bancorp of New Jersey                 $30,316        13.68%        $17,605      >= 8.00%           N/A           N/A
Community Bank of New Jersey                     25,322        11.51          17,593      >= 8.00         21,991      >= 10.00%

Tier I capital (to risk-weighted assets)
Community Bancorp of New Jersey                  27,910        12.68           8,803      >= 4.00            N/A           N/A
Community Bank of New Jersey                     22,916        10.42           8,796      >= 4.00         13,195      >=  6.00

Tier I capital (to average assets)
Community Bancorp of New Jersey                  27,910         8.75           9,564      >= 3.00            N/A           N/A
Community Bank of New Jersey                     22,916         7.19           9,564      >= 4.00         15,941      >=  5.00

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

                           SUMMARY COMPENSATION TABLE
                            Cash and Cash Equivalent
                              Forms of Remuneration

                                                                                Long Term
                                                                               Compensation
                                                                   Other        Securities
                                         Annual       Annual       Annual       Underlying    All Other
Name and Principal Position    Year      Salary      Bonus(2)   Compensation    Options (3)  Compensation
                               ----      ------      --------   ------------   ------------  ------------
Robert D. O'Donnell,           2003     $247,500     $120,000        (1)           1,500          --
President and Chief            2002     $219,224     $101,000        (1)           1,500          --
Executive Officer              2001     $193,266     $ 75,570        (1)           1,500          --

James Kinghorn,                2003     $150,000     $ 50,000        (1)          10,000          --
Executive Vice President       2002     $136,554     $ 50,000        (1)           1,500          --
and Senior Lending Officer     2001     $120,970     $ 35,000        (1)           1,500          --

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

                                   Number of
                                   Securities
                                   Underlying%         of Total         Exercise or                        Grant Date
                                  Options/SARS       Options/SARS        Base Price      Expiration         Present
Name                             Granted (#)(1)         Granted          ($/Share)          Date            Value $
----                             --------------         -------          ---------          ----            -------
Robert D. O'Donnell,
President and
Chief Executive Officer               1,500               3.70%            $19.29         7/1/2013          $ 8,100

James Kinghorn,
Executive Vice President
and Senior Lending Officer           10,000              24.69              19.29         7/1/2013           53,700

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

                                                                  Value of Unexercised In-the-Money
                            Number of Securities Underlying             Options at FY-End (1)
                           Unexercised Options at FY-End (#)         (based on $23.00 per share)
                               Exercisable/Unexercisable            Exercisable/Unexercisable (1)
                               -------------------------            -----------------------------

Name                        Exercisable      Unexercisable         Exercisable      Unexercisable
                            -----------      -------------         -----------      -------------
Robert D. O'Donnell           159,624             7,621             $2,321,507        $   96,714
James A. Kinghorn              19,019            14,056                268,987           117,638

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

                                PERFORMANCE GRAPH

      Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against (1) the cumulative total return on the NASDAQ Bank Index and (2) the cumulative total return on the NASDAQ Market Index for the period commencing January 1, 1999, and ending December 31, 2003.

           [THE FOLLOWING TABLE DATA WAS REPRESENTED IN A LINE GRAPH]

                              Relative            Relative             Relative
                                Change              Change               Change
--------------------------------------------------------------------------------
Date                 Nasdaq Bank Index              Nasdaq                 CBNJ
================================================================================
1/1/1999                          1.00                1.00                 1.00
5/21/1999                         1.01                1.15                 1.00
10/8/1999                         0.95                1.32                 1.00
2/25/2000                         0.78                2.09                 0.78
7/14/2000                         0.87                1.94                 0.84
12/1/2000                         0.96                1.21                 0.90
4/20/2001                         1.03                0.99                 1.08
9/7/2001                          1.09                0.77                 1.16
1/25/2002                         1.19                0.88                 1.17
6/14/2002                         1.27                0.69                 1.51
11/1/2002                         1.25                0.62                 1.60
3/21/2003                         1.22                0.65                 2.10
8/8/2003                          1.36                0.75                 2.27
12/26/2003                        1.57                0.90                 2.52

                    ASSUMES $100 INVESTED ON JANUARY 1, 1999
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2003

      --------------------------------------------------------------------------------------------------------------------
                                    12/31/1999          12/31/2000          12/31/2001        12/31/2002        12/31/2003
      --------------------------------------------------------------------------------------------------------------------
                CBNJ                   91.47               87.39              109.15            194.76           257.87
      --------------------------------------------------------------------------------------------------------------------
      State NASDAQ Bank Index          92.02              105.52              116.15            121.40           157.74
      --------------------------------------------------------------------------------------------------------------------
        NASDAQ Market Index           185.59              112.67               88.95             60.91            91.37
      --------------------------------------------------------------------------------------------------------------------

           Human Resources Committee Report on Executive Compensation

The Company's compensation package for its executive officers consists of base salary, an annual bonus, annual discretionary stock option grants and various broad based employee benefits. The objective of the Company's executive compensation is to enhance the Company's long-term profitability by providing compensation that will attract and retain superior talent, reward performance and align the interests of the executive officers with the long-term interests of the shareholders of the Company.

Base salary levels for the Company's executive officers are competitively set relative to companies in peer businesses. The annual financial performance of the Company is one of the most important factors in reviewing base salaries and bonuses. In reviewing base salaries, the Human Resources Committee also takes into account individual experience and performance.

The Company's annual bonuses are intended to provide a direct cash incentive to executive officers and other key employees to maximize the Company's profitability. Financial performance is compared against budgets as well as peer businesses.

Stock options are intended to encourage officers and other key employees to remain employed by the Company by providing them with a long term interest in the Company's overall performance as reflected by the performance of the market of the Company's Common Stock. In granting stock options, the Human

Resources Committee takes into account prior stock option grants and consider the executive's level of compensation and past contributions to the Company.

Robert D. O'Donnell was the President and Chief Executive Officer of the Company and the Bank for 2003. Mr. O'Donnell's base salary is set competitively relative to other chief executive officers in financial service companies in the Company's market area and determined pursuant to the terms of his Employment Agreement. In determining Mr. O'Donnell's base salary, the Committee reviewed independent compensation data and the Company's performance as compared against budgets and peer businesses. The calculation of Mr. O'Donnell's bonus is determined pursuant to his Employment Agreement. As with the Company's other executive officers, Mr. O'Donnell's total compensation involves certain subjective judgments and is not based solely upon any specific objective criteria or weighting.

      James Kinghorn
      Morris Kaplan
      Robert D. O'Donnell
      Howard Schoor
      Arnold Silverman

                                     PART IV

ITEM 15. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financcial Statements

Consolidated balance sheets of Community Bancorp of New Jersey and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.



(b) Reports on Form 8-K

          (i) None

(c) Exhibits

Exhibit number                        Description of Exhibits
                                      -----------------------

          10.1    Form of Directors Deferred Compensation Plan Agreement*

          10.2    Change in Control Agreement*

          14      Principal Executive and Senior Financial Officer Code of
                  Ethics

          21      Subsidiaries of the Registrant*

          23      Consent of Grant Thornton LLP

          31.1 Certification of Robert D. O'Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Marie P. Mueller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          *   previously filed

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNITY BANCORP OF NEW JERSEY


                               By: /s/ Robert D. O'Donnell
                               ---------------------------

                                       Robert D. O'Donnell
Dated: April __, 2004                  President and Chief Executive Officer

                         COMMUNITY BANCORP OF NEW JERSEY

                           Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                                                     December 31,
                                                                                     ------------
                                                                                   2003          2002
                                                                                   ----          ----
ASSETS

Cash and due from banks                                                         $  11,465     $   9,424
Investment securities available-for-sale                                          200,025       131,676

Loans receivable                                                                  202,044       182,967
Less allowance for loan losses                                                     (2,618)       (2,406)
                                                                                ---------     ---------

                Net loans receivable                                              199,426       180,561

Premises and equipment, net                                                         6,832         6,280
Accrued interest receivable                                                         1,868         2,193
Other assets                                                                        8,209         2,085
                                                                                ---------     ---------

                Total assets                                                    $ 427,825     $ 332,219
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

                         COMMUNITY BANCORP OF NEW JERSEY

                        Consolidated Statements of Income

                      (In thousands, except per share data)

                                                                          Year ended December 31,
                                                                          -----------------------
                                                                         2003       2002       2001
                                                                         ----       ----       ----
      INTEREST INCOME

            Loans, including fees                                      $12,695    $12,098    $11,388

            Federal funds sold                                              12         12        499

            Investment securities                                        4,695      3,768      2,278
                                                                       -------    -------    -------

                                     Total interest income              17,402     15,878     14,165

      INTEREST EXPENSE

            Deposits                                                     5,037      5,057      5,561

            Short-term borrowings                                          473        160         30

            Long-term borrowings                                           240          8         --
                                                                       -------    -------    -------

                                          Total interest expense         5,750      5,225      5,591
                                                                       -------    -------    -------

                                          Net interest income           11,652     10,653      8,574

      PROVISION FOR LOAN LOSSES                                            214        893        386
                                                                       -------    -------    -------

                Net interest income after provision for loan losses     11,438      9,760      8,188
                                                                       -------    -------    -------

      NON-INTEREST INCOME

            Service charges on deposit accounts                            596        435        402

            Other loan servicing fees                                      399        391        749

            Gains on sales of investment securities                        408        554         --

            Other Income                                                   595        494        277
                                                                       -------    -------    -------

                                     Total non-interest income           1,998      1,874      1,428
                                                                       -------    -------    -------

      NON-INTEREST EXPENSE

            Salaries and employee benefits                               4,561      4,009      3,397

            Occupancy expense                                            1,852      1,630      1,229

            Other operating expenses                                     3,305      2,815      2,635
                                                                       -------    -------    -------

                                     Total non-interest expense          9,718      8,454      7,261
                                                                       -------    -------    -------

                                     Income before income taxes          3,718      3,180      2,355

      Income tax expense                                                 1,316      1,160        844
                                                                       -------    -------    -------

                   Net income                                          $ 2,402    $ 2,020    $ 1,511
                                                                       =======    =======    =======

      Per share data

            Net income -basic                                          $  0.71    $  0.61    $  0.45
                                                                       =======    =======    =======
            Net income - diluted                                       $  0.61    $  0.58    $  0.44
                                                                       =======    =======    =======

The accompanying notes are an integral part of these statements.

                         COMMUNITY BANCORP OF NEW JERSEY

            Consolidated Statement of Changes in Stockholders' Equity

                  Years ended December 31, 2003, 2002 and 2001

                      (In thousands, except per share data)

                                                                                      Accumulated
                                                                                        Other
                                                             Common    Accumulated  omprehensive  Comprehensive   Treasury
                                                             Stock       Deficit    income (Loss)  Income (Loss)    Stock    Total
                                                             -----       -------    ------------  -------------     -----    -----
Balance at January 1, 2001                                  $ 21,663    $ (1,913)    $     28             --     $   (363) $ 19,415

5% stock dividend (95,772 shares)                              1,484      (1,484)          --             --           --        --

Cash in lieu of fractional shares for stock dividends             --          (3)          --             --           --        (3)

Comprehensive income:
     Net income                                                  --       1,511           --       $  1,511           --     1,511
     Change in unrealized gains (losses) on securities, net      --          --          220            220           --       220
                                                                                                    --------
Total comprehensive income                                        --          --           --       $  1,731           --        --
                                                            --------    --------     --------       ========     --------  --------

Balance at December 31, 2001                                $ 23,147    $ (1,889)    $    248                    $   (363) $ 21,143
                                                            ========    ========     ========                    ========  ========

5% stock dividend (100,508 shares)                             2,362      (2,362)          --             --           --        --

Stock split issued - 3 for 2 (1,057,429 shares)                   --          --           --             --           --        --

Cash in lieu of fractions shares for stock dividends
and stock split                                                   --          (8)          --             --           --        (8)

Options exercised (279) shares                                     3          --           --             --           --         3

Comprehensive income (loss):
     Net income                                                   --       2,020           --       $  2,020           --     2,020
     Change in unrealized gains (losses) on securities, net       --          --          440            440           --       440
                                                                                                    --------
Total comprehensive income                                        --          --           --       $  2,460           --        --
                                                            --------    --------     --------       ========     --------  --------

Balance at December 31, 2002                                $ 25,512    $ (2,239)    $    688                    $    363  $ 23,598
                                                            ========    ========     ========                    ========  ========

5% stock dividend (158,560 shares)                             3,338      (3,338)          --             --           --        --

Cash in lieu of fractional shares for stock dividends             (5)         --           --             --                     (5)

Options exercised (53,985)                                       570          --           --             --           --       570

Comprehensive income (loss):
     Net income                                                   --       2,402           --          2,402           --     2,402
     Change in unrealized gains (losses) on securities, net       --          --       (2,645)        (2,645)          --    (2,645)
                                                                                                    --------
Total comprehensive income (loss)                                 --          --           --       $ (1,957)          --        --
                                                            --------    --------     --------       ========     --------  --------

Balance at December 31, 2003                                $ 29,420    $ (3,180)    $ (1,957)                   $   (363) $ 23,920
                                                            ========    ========     ========                    ========  ========


The accompanying notes are an integral part of this statement.

                         COMMUNITY BANCORP OF NEW JERSEY

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                    Year ended December 31,
                                                                                    -----------------------

                                                                               2003          2002          2001
                                                                               ----          ----          ----
OPERATING ACTIVITIES
      Net income                                                            $   2,402     $   2,020     $   1,511
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               970           879           656
      Provision for loan losses                                                   214           893           386
      Accretion of discounts and amortization of premiums on
           investment securities, net                                             713           635           (62)
      Gains on sales of investment securities                                    (408)         (554)           --
      Loss on disposal of equipment                                                --            --            98
      Decrease (increase) in accrued interest receivable                          325          (736)           40
      (Increase) decrease in other assets                                        (405)         (120)          201
      Increase (decrease) in accrued interest payable                              40        (1,296)         (157)
      (Decrease) increase in other liabilities                                    (36)           21          (198)
                                                                            ---------     ---------     ---------

                     Net cash provided by operating activities                  3,815         1,742         2,475
                                                                            ---------     ---------     ---------

INVESTING ACTIVITIES
      Purchases of investment securities held-to-maturity                          --            --       (14,810)
      Purchases of investment securities available-for-sale                  (349,238)     (173,296)     (102,577)
      Proceeds from sales of investment securities available-for-sale          84,335        15,704            --
      Proceeds from maturities and calls of investment securities             191,989       107,303        81,650
      Net increase in loans receivable                                        (19,079)      (35,815)      (25,643)
      Purchase of bank owned life insurance                                    (4,000)           --        (1,500)
      Purchases of premises and equipment                                      (1,522)         (824)       (2,087)
                                                                            ---------     ---------     ---------

                     Net cash used in investing activities                    (97,495)      (86,928)      (64,967)
                                                                            ---------     ---------     ---------

FINANCING ACTIVITIES
      Increase in short-term borrowings                                        60,900         9,900         1,600
      Proceeds from exercise of stock options                                     446             3            --
      Stock dividends - cash paid in lieu of fractional shares                     (5)           (8)           (3)
      Proceeds from issuance of guaranteed preferred beneficial interest
          in the Company's subordinated debt                                       --         4,872            --
      Net increase in demand deposits and savings accounts                     46,072        41,464        30,701
      Net (decrease) increase in certificates of deposits                     (11,692)       29,037        29,912
                                                                            ---------     ---------     ---------

                     Net cash provided by financing activities                 95,721        85,268        62,210
                                                                            ---------     ---------     ---------

                     Net increase in cash and cash equivalents                  2,041            82          (282)

Cash and cash equivalents, beginning of period                                  9,424         9,342         9,624
                                                                            ---------     ---------     ---------

Cash and cash equivalents, end of period                                    $  11,465     $   9,424     $   9,342
                                                                            =========     =========     =========

Supplemental disclosures of cash flow information
      Cash paid for interest                                                $   5,710     $   6,521     $   5,748
                                                                            =========     =========     =========

      Cash paid for income taxes                                            $   1,539     $   1,379     $     981
                                                                            =========     =========     =========

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

      2. Segment Reporting

      Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment, and accordingly, one reportable segment, "Community Banking". All of the Bank's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the other. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential and commercial mortgage lending. All significant operating decisions are based upon analysis of the Bank as one operating segment or unit.

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

      Investment and mortgage-backed securities, which the Company has the ability and intent to hold to maturity, are held for investment purposes and carried at cost, adjusted for amortization of premium and accretion of discount over the terms of the maturity in a manner, which approximates the interest method. At the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity based upon an evaluation of the probability of the occurrence of future events. Gains or losses on the sales of securities available-for-sale are recognized upon realization utilizing the specific identification method.

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

      The income tax effects allocated to comprehensive income (loss) for the years ended are as follows (in thousands):

                                                                             2003
                                                                             ----

                                                               Before         Tax           Net
                                                                Tax        (expense)       of tax
                                                               amount       benefit        amount
                                                               ------       -------        ------
      Unrealized losses on securities
         Unrealized holding losses arising during period      $(4,648)      $ 1,750       $(2,898)

      Less reclassification
         Adjustment for gain realized in net income               408          (155)          253
                                                              -------       -------       -------

       Other comprehensive loss, net                          $(4,240)      $ 1,595       $(2,645)
                                                              =======       =======       =======

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                         2002
                                                              ---------------------------
                                                              Before      Tax       Net
                                                               Tax     (expense)   of tax
                                                              amount    benefit    amount
                                                              ------    -------    ------
      Unrealized gains on securities
            Unrealized holding gains arising during period    $1,273    $ (490)    $  783

      Less reclassification
            Adjustment for gain realized in net income           544      (221)       343
                                                              ------    ------     ------

      Other comprehensive income, net                         $  719    $ (279)    $  440
                                                              ======    ======     ======

                                                                         2001
                                                              ---------------------------
                                                              Before      Tax       Net
                                                               Tax     (expense)   of tax
                                                              amount    benefit    amount
                                                              ------    -------    ------
      Unrealized gains on securities
            Unrealized holding gains arising during period    $  346    $ (126)    $ (220)

      Less reclassification
            Adjustment for gain realized in net income            --        --         --
                                                              ------    ------     ------

      Other comprehensive income, net                         $  346    $ (126)    $  220
                                                              ======    ======     ======

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

                                                                                          December 31,
                                                                               -----------------------------------
                                                                                  2003         2002         2001
                                                                                  ----         ----         ----
      Net income, as reported                                                  $   2,402    $   2,020    $   1,511
      Less stock-based compensation costs determined under fair value based
            method for all awards                                                    169          179          443
                                                                               ---------    ---------    ---------
      Net income, pro forma                                                        2,223        1,841        1,068

      Earnings per share - basic as reported                                   $    0.71    $    0.61    $    0.45
      Earnings per share - basic proforma                                           0.66         0.55    $    0.32

      Earnings per share - diluted as reported                                 $    0.67    $    0.58    $    0.44
      Earnings per share - diluted proforma                                         0.62         0.52         0.31

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, dividend yield of 0 % for each year; expected volatility of 25% in each year; risk-free interest rate of 2.87% in 2003, 3.81% in 2002 and 5.65% in 2001; and expected lives of five years in each year.

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

      16. Reclassification

      Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

NOTE D - INVESTMENT SECURITIES

      The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of December 31, 2003 and 2002 (in thousands):

                                                                    December 31, 2003
                                                                    -----------------
                                                   -----------------------------------------------------

                                                                   Gross          Gross
                                                   Amortized    Unrealized      Unrealized       Fair
                                                     Cost          Gains          Losses         Value
                                                     ----          -----          ------         -----
      Investment securities available-for-sale
      U.S. Government and agency securities        $ 193,705            --         (3,142)       190,563
      Mortgage backed securities                       4,306            11             --          4,317
      Corporate debt securities and other              5,145            --             --          5,145
                                                   ---------     ---------      ---------      ---------

                                                   $ 203,156     $      11      $  (3,142)     $ 200,025
                                                   =========     =========      =========      =========

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                    December 31, 2002
                                                                    -----------------
                                                   -----------------------------------------------------

                                                                   Gross          Gross
                                                   Amortized    Unrealized      Unrealized       Fair
                                                     Cost          Gains          Losses         Value
                                                     ----          -----          ------         -----
      Investment securities available-for-sale
      U.S. Government and agency securities        $128,937          1,109             --       130,046
      Corporate debt securities and other             1,630             --             --         1,630
                                                   ---------     ---------      ---------      ---------

                                                   $130,567      $   1,109      $              $ 131,676
                                                   =========     =========      =========      =========

      The amortized cost and fair value of the Company's investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                      Available-for-sale
                                                      ------------------
                                                    Amortized       Fair
                                                       cost         value
                                                       ----         -----

      Due in one year or less                        $     --     $     --
      Due after one year through five years           197,011      193,896
      Due after five years through ten years            2,500        2,484
      Due after ten years                               3,645        3,645
                                                     --------     --------

                                                     $203,156     $200,025
                                                     ========     ========

      A portion of the Company's U.S. Government and agency securities, totaling approximately $993,000 and $1,300,000 at December 31, 2003 and 2002, was pledged as collateral to secure deposits as required or permitted by law.

      Proceeds from the sales of investment securities during 2003 and 2002 were approximately $84,355,000 and $15,704,000, respectively. Gross gains realized on those sales were approximately $408,000 and $554,000 in 2003 and 2002, respectively. There were no sales of investment securities during 2001.

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

             Description of          Number of         Fair       Unrealized        Fair    Unrealized        Fair      Unrealized
               Securities            Securities        Value        Losses         Value      Losses          Value       Losses
               ----------            ----------        -----        ------         -----      ------          -----       ------
      U.S. government and agency         35           190.563      $(3,142)          --         --          $190,563     $(3,142)
      securities

      Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2003.

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE E - LOANS RECEIVABLE

      Major loan classifications at December 31 are as follows (in thousands):

                                                        2003          2002
                                                        ----          ----

         Consumer loans                               $  24,161     $  22,195
         Residential mortgages                            3,324         5,832
         Commercial and industrial loans                 39,791        46,998
         Construction loans                              34,694        13,295
         Commercial mortgages                           100,008        94,304
         Other                                              323           585
                                                      ---------     ---------

                                                        202,301       183,209

      Less
         Unearned discounts and deferred loan fees         (257)         (242)
         Allowance for loan losses                       (2,618)       (2,406)
                                                      ---------     ---------

                                                      $ 199,426     $ 180,561
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

      Changes in the allowance for loan losses is as follows (in thousands):

                                                     2003           2002
                                                     ----           ----

      Balance, beginning of year                   $ 2,406        $ 1,964
      Provision charged to expenses                    214            893
      Loans charged-off, net                            (2)          (451)
                                                   -------        -------

      Balance, end of period                       $ 2,618        $ 2,406
                                                   =======        =======

NOTE F - PREMISES AND EQUIPMENT

      Premises and equipment at December 31 are as follows (in thousands):

                                                           Estimated
                                                          useful lives           2003           2002
                                                          ------------           ----           ----
      Land                                                                     $    443       $    443
      Buildings and leasehold improvements                Indefinite              5,217          4,573
      Furniture, fixtures and equipment                   10 - 39 years           1,688          1,598
      Computer equipment and software                      3 -  7 years           2,012          1,754
      Construction in progress                             3 -  5 years             640            170
                                                                -              --------       --------

                                                                                 10,000          8,538
      Less accumulated depreciation and amortization                             (3,168)        (2,258)
                                                                               --------       --------

                                                                               $  6,832       $  6,280
                                                                               ========       ========

      Depreciation and amortization charged to operations amounted to approximately $970,000, $879,000 and $656,000 for years ended December 31, 2003, 2002 and 2001 respectively.

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE G - DEPOSITS

      At December 31, 2003, the scheduled maturities of certificates of deposit are summarized as follows (in thousands):

                    2004                              $101,998
                    2005                                 1,729
                                                      --------
                                                      $103,727
                                                      ========

      Interest expense on deposits is as follows (in thousands):

                                           2003         2002         2001
                                           ----         ----         ----

      Savings                             $1,694       $1,610       $1,461
      NOW and money market                   391          372          477
      Time deposits                        2,952        3,075        3,623
                                          ------       ------       ------

                                          $5,037       $5,057       $5,561
                                          ======       ======       ======

NOTE H - EQUITY TRANSACTIONS

      On May 15, 2003 the Company paid a 5% stock dividend to shareholders of record as of April 28, 2003. On May 15, 2002 the Company paid a 5% stock dividend to shareholders of record as of April 23, 2002. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock dividends.

      On August 28, 2002, the Company's Board of Directors declared a three-for-two stock split payable September 20, 2002 to shareholders of record as of September 10, 2002. The Company paid shareholders a 5% stock dividend in 2002 and 2001. Weighted average shares outstanding and earnings per share were retroactively adjusted to reflect the stock split and the stock dividends.

NOTE I - DEBT

      1. Short-Term Borrowings

      Short-term borrowings consist of overnight federal funds purchased and short-term advances from the Federal Home Loan Bank of New York, which generally have maturities of less than one month. The details of these categories are presented below:

                                                        Year ended December 31,
                                                        -----------------------
                                                           2003         2002
                                                           ----         ----

                                                             (in thousands)

      Federal funds purchased and short-term advances
      Balance at year-end                                $ 72,400     $ 11,500
      Average during the year                              41,263        9,015
      Maximum month-end balance                           110,200       15,700
      Weighted average rate during the year                  1.15%        1.77%
      Rate at December 31                                    1.11%        1.35

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

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE J - INCOME TAXES

      The components of the provision for income taxes (benefit) are as follows (in thousands):

      Current                                                2003         2002         2001
      -------                                                ----         ----         ----
      Current
           Federal                                         $ 1,276      $   975      $   893
           State                                               184          178           70
                                                           -------      -------      -------

                                                             1,460        1,153          963
                                                           -------      -------      -------

      Deferred
           Federal provision (benefit)                         (80)           6         (114)
           State provision (benefit)                           (64)           1           (5)
                                                           -------      -------      -------

                                                              (144)           7         (119)
                                                           -------      -------      -------

                                                           $ 1,316      $ 1,160      $   844
                                                           =======      =======      =======

      A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows (in thousands):

                                                             2003         2002         2001
                                                             ----         ----         ----
          Expected statutory income tax expense            $ 1,264      $ 1,081      $   801
          Increase (decrease) in taxes resulting from:
             State taxes on income                              79          117           44
             Other net                                         (27)         (38)          (1)
                                                           -------      -------      -------

             Total income tax provision                    $ 1,316      $ 1,160      $   844
                                                           =======      =======      =======

      Net deferred tax assets consist of the following (in thousands):

                                                                     2003       2002
                                                                     ----       ----
             Allowance for loan loss                                $  726     $  648
             Unrealized losses (gains) on investment securities      1,174       (421)
             available-for-sale
             Other                                                       3         63
                                                                    ------     ------
             Net deferred tax asset, included in other assets       $1,903     $  164
                                                                    ======     ======

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE K - OTHER EXPENSES

      Other expenses consist of the following (in thousands):

                                                 2003      2002      2001
                                                 ----      ----      ----

      Communications and office expense         $  343    $  317    $  267
      Stationery and printing                      247       213       320
      Data processing                            1,099       904       739
      Professional fees                            516       448       324
      Marketing and advertising                    482       470       417
      Stockholder expense                           87        50        49
      Directors' fees                              175        77        58
      Other                                        356       336       461
                                                ------    ------    ------

                                                $3,305    $2,815    $2,635
                                                ======    ======    ======

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

                                                            Year ended December 31, 2003
                                                            ----------------------------

                                                                     Weighted-
                                                                      average   Per share
                                                             Income    shares    amount
                                                             ------    ------    ------
      Basic EPS
         Net income available to common stockholders         $2,402     3,364    $0.71

      Effect of dilutive securities - options                    --       225    (0.04)
                                                             ------    ------    -----

      Diluted EPS
         Net income available to common stockholders plus
              assumed conversion                             $2,402     3,589    $0.67
                                                             ======    ======    =====

      18,000 options to purchase shares of common stock with exercise prices ranging from $20.64 to $21.86 per share were not included in the computation of 2003 diluted EPS because the exercise price was greater than the average market price of the common stock.

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE L - EARNINGS PER SHARE - Continued

                                                                    Year ended December 31, 2002
                                                                  --------------------------------
                                                                             Weighted-
                                                                              average    Per share
                                                                  Income       shares     amount
                                                                  ------       ------     ------
      Basic EPS
            Net income available to common stockholders           $2,020       3,331      $ 0.61

      Effect of dilutive securities
            Options                                               $   --         160       (0.03)
                                                                  ------      ------      ------

      Diluted EPS
            Net income available to common stockholders plus
            assumed conversion                                    $2,020       3,491      $ 0.58
                                                                  ======      ======      ======

      756 options to purchase shares of common stock with exercise prices of $16.50 per share were not included in the computation of 2002 diluted EPS because the exercise price was greater than the average market price of the common stock.

                                                                    Year ended December 31, 2001
                                                                  --------------------------------
                                                                             Weighted-
                                                                              average    Per share
                                                                  Income       shares     amount
                                                                  ------       ------     ------
      Basic EPS
            Net income available to common stockholders           $1,511       3,331      $ 0.45

      Effect of dilutive securities
            Options                                               $   --          67       (0.01)
                                                                  ------      ------      ------

      Diluted EPS
            Net income available to common stockholders plus
            assumed conversion                                    $1,511       3,398      $ 0.44
                                                                  ======      ======      ======

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

      A summary of the status of the Company's stock option plans as of December 31, 2003, and the change during the years then ended is represented below.

      A summary of the status of the Company's stock option plans as of December 31, 2003, and the change during the years then ended is represented below.

                                                              2003                       2002
                                                              ----                       ----
                                              --------------------------------------------------
                                                            Weighted-                  Weighted-
                                                            average                    average
                                                            exercise                   exercise
                                               Shares        price        Shares        price
                                               ------        -----        ------        -----
      Outstanding, beginning of year           587,759       $10.19       542,878       $ 8.90
      Granted                                   40,500        20.15        70,481        10.37
      Cancelled/forfeited/exercised            (78,441)        4.22       (25,600)        9.86
                                              --------       ------      --------       ------

      Outstanding, end of year                 549,818        12.98       587,759        10.19
                                              ========       ======      ========       ======

      Weighted-average fair value of
         options granted during the year                     $20.15                     $ 4.66
                                                             ======                     ======

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE M - STOCK OPTIONS - Continued

      The following table summarizes information about nonqualified options outstanding at December 31, 2003:

                                     Options outstanding                  Options exercisable
                                     -------------------                  -------------------

                                           Weighted-
                           Number           average       Weighted-       Number      Weighted-
                       outstanding at      remaining       average    outstanding at   average
          Range of       December 31,     contractual     exercise     December 31,    exercise
      exercise prices        2003            life           price          2003         price
      ---------------        ----            ----           -----          ----         -----
      $ 6.12 - $ 9.86      495,464         4.9 years      $    7.55      469,906      $    7.47
      $10.79 - $15.71       13,854         8.6 years      $   11.91        5,542      $   11.91
      $19.29 - $21.86       40,500         9.6 years      $   20.15        8,100      $   20.15
                           -------                                       -------

                           549,818                                       483,548
                           =======                                       =======

NOTE N - EMPLOYEE BENEFIT PLANS

      Retirement Savings The Company contributes to a Company sponsored 401(k) plan. All eligible employees can contribute a portion of their annual salary with the Company matching up to 2% of the employee's gross salary. The Company's contributions for 2003, 2002 and 2001 totaled $15 thousand, $9 thousand and $4 thousand, respectively. In 2004, the Company expects to match up to 2% of the employee's gross salary.

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

NOTE O - COMMITMENTS

      Lease Commitments

      The Company leases several banking facilities under noncancelable operating lease agreements expiring through 2024. At the end of the lease terms, the leases are renewable at the then fair rental value for periods of 5 to 20 years. Rent expense was $380 thousand $313 thousand and $193 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

      The approximate minimum rental commitments under operating leases at December 31, 2003, are as follows (in thousands):

                 2004                               $412
                 2005                                472
                 2006                                511
                 2007                                517
                 2008                                459
                 Thereafter                        5,079
                                                  ------

                                                  $7,450
                                                  ------

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

      (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE P - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - Continued

      The Company had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk (in thousands):

                                                         2003         2002
                                                         ----         ----

      Commitments to extend credit                     $82,470      $35,785
      Letters of credit - standby and performance        4,480        4,042
                                                       -------      -------

                                                       $86,950      $39,827
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

                                                                     2003                        2002
                                                                     ----                        ----
                                                           ---------------------------------------------------
                                                           Carrying     Estimated      Carrying     Estimated
                                                            Amount      fair value      amount      fair value
                                                            ------      ----------      ------      ----------

                                                                             (in thousands)
      Investment securities available-for-sale             $200,025      $200,025      $131,676      $131,676
      Loans receivable                                      202,044       201,900       182,967       184,749
      Certificates of deposits                              103,727       103,727       115,419       115,419
      Short-term borrowings                                  72,400        72,400        11,500        11,500
      Guaranteed preferred beneficial interest in the
      Company's subordinated debt                             5,000         5,000         5,000         5,000

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

                                                                                                              To be well-
                                                                                                           capitalized under
                                                                                  For capital              prompt corrective
                                                        Actual                 adequacy purposes           action provisions
                                                        ------                 -----------------           -----------------

                                                 Amount        Ratio         Amount        Ratio         Amount         Ratio
                                                 ------        -----         ------        -----         ------         -----

                                                                            (Dollars in thousands)
As of December 31, 2003
  Total capital (to risk-weighted assets)
    Community Bancorp of New Jersey             $33,495        12.72%        $21,065      >= 8.00%           N/A           N/A
    Community Bank of New Jersey                 28,207        10.70          21,082      >= 8.00        $26,353      >= 10.00%

  Tier I capital (to risk-weighted assets)
    Community Bancorp of New Jersey              30,867        11.72          10,532      >= 4.00            N/A           N/A
    Community Bank of New Jersey                 25,589         9.71          10,541      >= 4.00         15,812      >=  6.00

  Tier I capital (to average assets)
    Community Bancorp of New Jersey              30,867         7.19          12,878      >= 3.00            N/A           N/A
    Community Bank of New Jersey                 25,589         5.96          12,878      >= 3.00         21,463      >=  5.00

As of December 31, 2002
  Total capital (to risk-weighted assets)
    Community Bancorp of New Jersey             $30,316        13.68%        $17,605      >= 8.00%           N/A           N/A
    Community Bank of New Jersey                 25,322        11.51          17,593      >= 8.00         21,991      >= 10.00%

  Tier I capital (to risk-weighted assets)
    Community Bancorp of New Jersey              27,910        12.68           8,803      >= 4.00            N/A           N/A
    Community Bank of New Jersey                 22,916        10.42           8,796      >= 4.00         13,195      >=  6.00

  Tier I capital (to average assets)
    Community Bancorp of New Jersey              27,910         8.75           9,564      >= 3.00            N/A           N/A
    Community Bank of New Jersey                 22,916         7.19           9,564      >= 4.00         15,941      >=  5.00

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                           December 31, 2003 and 2002

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

      The condensed financial information for Community Bancorp of New Jersey, parent company only, has been presented as follows (in thousands):

                                  BALANCE SHEET

                                                                                             December 31,
                                                                                             ------------

                                                                                          2003         2002
                                                                                          ----         ----
      ASSETS
        Cash                                                                             $ 5,399      $ 4,872
        Investment in subsidiary                                                          23,632       23,605
        Other assets                                                                         124          163
                                                                                         -------      -------

             Total assets                                                                $29,155      $28,640
                                                                                         =======      =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
        Guaranteed preferred beneficial interest in the Company's subordinated debt      $ 5,000      $ 5,000
        Other liabilities                                                                    235           42
        Stockholders' equity                                                              23,920       23,598
                                                                                         -------      -------

             Total liabilities and stockholders' equity                                  $29,155      $28,640
                                                                                         =======      =======

                             STATEMENT OF OPERATIONS

                                                                                      Year ended December 31,
                                                                                -----------------------------------
                                                                                 2003          2002          2001
                                                                                 ----          ----          ----
      Interest Income                                                           $    87       $     3       $    --
      Services fee from subsidiary                                                   --           193           129
      Interest expense on subordinated debt                                        (240)           (8)           --
      Other operating expenses                                                     (117)         (185)         (129)
                                                                                -------       -------       -------

                 (Loss) income before undistributed income from subsidiary         (270)            3            --

              Equity in undistributed income of subsidiary                        2,672         2,017         1,511
                                                                                -------       -------       -------

                 Net income                                                     $ 2,402       $ 2,020       $ 1,511
                                                                                =======       =======       =======

                                   (Continued)

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                                                                             Year ended December 31,
                                                                                             -----------------------
                                                                                          2003        2002        2001
                                                                                          ----        ----        ----

                                                                                         -------------------------------
Cash flows from operating activities
      Net income                                                                         $ 2,402     $ 2,020     $ 1,511
      Adjustments to reconcile net income to net cash provided by operations
           Equity in undistributed earnings of subsidiary                                 (2,672)     (2,017)     (1,511)
           Net (increase) decrease in other assets                                            39        (163)        119
           Net increase in other liabilities                                                 317          37        (117)
                                                                                         -------     -------     -------

           Net cash used in operating activities                                             (38)       (123)          2
                                                                                         -------     -------     -------

           Cash flows from financing activities                                               --       5,000          --
             Proceeds from issuance of long-term debt                                         (5)         (8)         (3)
             Stock dividends and stock-split - cash paid in lieu of fractional shares        446           3          --
                                                                                         -------     -------     -------
             Effect of stock options transactions

           Net cash provided by (used in) financing activities                               565       4,995          (3)

           Net increase (decrease) in cash and cash equivalents                              527       4,872          (1)
                                                                                         -------     -------     -------

           Cash and cash equivalents at beginning of period                                4,872          --           1
                                                                                         -------     -------     -------

           Cash and cash equivalents at end of year                                      $ 5,399     $ 4,872     $    --
                                                                                         =======     =======     =======

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE T - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summarizes the consolidated results of operations during 2003, 2002 and 2001, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                                  2003
                                                                 -------------------------------------
                                                                  Fourth    Third     Second    First
                                                                 quarter   quarter   quarter   quarter
                                                                 -------   -------   -------   -------
      Interest income                                             $4,296    $4,464    $4,457    $4,185
      Interest expense                                             1,396     1,432     1,470     1,452
                                                                  ------    ------    ------    ------

                 Net interest income                               2,900     3,032     2,987     2,733

      Provision for loan losses                                       --        41        60       113
                                                                  ------    ------    ------    ------

                 Net interest after provisions for loan losses     2,900     2,991     2,927     2,733

      Non-interest income                                            434       437       389       330
      Gain on sales of investment securities                          --        34        --       374
      Non-interest expense                                         2,588     2,406     2,359     2,365
                                                                  ------    ------    ------    ------

                 Income before income taxes                          746     1,056       957       959

      Income taxes                                                   254       363       346       353
                                                                  ------    ------    ------    ------

                 Net income                                       $  492    $  693    $  611    $  606
                                                                  ======    ======    ======    ======

      Net income per share
                 Basic                                            $ 0.14    $ 0.21    $ 0.18    $ 0.18
                 Diluted                                          $ 0.14    $ 0.19    $ 0.17    $ 0.17

                                                                                  2002
                                                                 -------------------------------------
                                                                  Fourth    Third     Second    First
                                                                 quarter   quarter   quarter   quarter
                                                                 -------   -------   -------   -------
      Interest income                                             $4,158    $4,109    $3,855    $3,756
      Interest expense                                             1,393     1,325     1,227     1,280
                                                                  ------    ------    ------    ------

                 Net interest income                               2,765     2,784     2,628     2,476

      Provision for loan losses                                       53       155       595        90
                                                                  ------    ------    ------    ------

                 Net interest after provisions for loan losses     2,712     2,629     2,033     2,386

      Non-interest income                                            333       292       309       386
      Gain on sales of investment securities                          --       554        --        --
      Non-interest expense                                         2,188     2,302     2,107     1,927
                                                                  ------    ------    ------    ------

                 Income before income taxes                          927     1,173       235       845

      Income taxes                                                   339       445        84       292
                                                                  ------    ------    ------    ------

                 Net income                                       $  588    $  728    $  151    $  553
                                                                  ======    ======    ======    ======

      Net income per share
                 Basic                                            $ 0.18    $ 0.22    $ 0.05    $ 0.16
                 Diluted                                          $ 0.17    $ 0.21    $ 0.04    $ 0.16

                         COMMUNITY BANCORP OF NEW JERSEY

                        December 31, 2003, 2002 and 2001

NOTE T - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

      The following summarizes the consolidated results of operations during 2003, 2002 and 2001, on a quarterly basis, for Community Bancorp of New Jersey (in thousands except per share data):

                                                                                  2001
                                                                 -------------------------------------
                                                                  Fourth    Third     Second    First
                                                                 quarter   quarter   quarter   quarter
                                                                 -------   -------   -------   -------
      Interest income                                             $3,658    $3,633    $3,405    $3,469
      Interest expense                                             1,325     1,363     1,371     1,532
                                                                  ------    ------    ------    ------

                 Net interest income                               2,333     2,270     2,034     1,937

      Provision for loan losses                                       45        95       100       146
                                                                  ------    ------    ------    ------

                 Net interest after provisions for loan losses     2,288     2,175     1,934     1,791

      Non-interest income                                            405       289       376       358
                                                                   1,994     1,876     1,768     1,623
                                                                  ------    ------    ------    ------
      Non-interest expense

                 Income before income taxes                          699       588       542       526

      Income taxes                                                   243       214       195       192
                                                                  ------    ------    ------    ------

                 Net income                                       $  456    $  374    $  347    $  334
                                                                  ======    ======    ======    ======

      Net income per share
                 Basic                                            $  .14    $  .11    $  .10    $  .10
                 Diluted                                          $  .14    $  .11    $  .10    $  .09

                Report of Independent Certified Public Accountants

Board of Directors and Stockholders Community Bancorp of New Jersey

We have audited the consolidated balance sheets of Community Bancorp of New Jersey and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Bancorp of New Jersey as of December 31, 2003 and 2002, and the consolidated results of its consolidated operations and consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 12, 2004  (except for Note C, as to which the date is February 16, 2004)