Form 10-Q
period 2004-03-31
COMMUNITY BANCORP OF NEW JERSEY
filed 2004-05-14
CIK 1089720

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2004

|_|   Transition report under Section 13 or 15 (d) of the Exchange Act

      For the transition period from _______________ to ___________________

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

                         Yes |_|                No |X|

   Common Stock, No Par Value 3,389,719 shares outstanding as of May 13, 2004

                                      INDEX
                         COMMUNITY BANCORP OF NEW JERSEY

PART I. FINANCIAL INFORMATION                                             PAGE NO.
                                                                          --------
Item 1. Financial Statements

        Consolidated Condensed Balance Sheets at March 31, 2004
        (Unaudited) and December 31, 2003                                        3

        Consolidated Condensed Statements of Income for the three
        months ended March 31, 2004 and 2003 (Unaudited)                         4

        Consolidated Condensed Statement of Changes in Stockholders'
        Equity at March 31, 2004 (Unaudited)                                     5

        Consolidated Condensed Statements of Cash Flows for the three
        months ended March 31, 2004 and 2003 (Unaudited)                         6

        Notes to Consolidated Condensed Financial Statements (Unaudited)    7 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12 - 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk              21

Item 4. Controls and Procedures                                                 21

PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                       22

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase
        of Equity Securities                                                    22

Item 3. Defaults Upon Senior Securities                                         22

Item 4. Submission of Matters to a Vote of Security Holders                     22

Item 5. Other Information                                                       22

Item 6. Exhibits and Reports on Form 8-K                                        22
        Exhibit 31.1 - Section302 Certification
        Exhibit 31.2 - Section 302 Certification
        Exhibit 32 - Section 906 Certification

SIGNATURES                                                                      23

                         COMMUNITY BANCORP OF NEW JERSEY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    (Unaudited)
                                                                      March 31,       December 31,
ASSETS                                                                  2004              2003
                                                                    -----------       ------------
Cash and due from banks                                             $    11,009       $    11,465
Federal funds sold                                                       16,200                --
                                                                    -----------       -----------
         Total cash and cash equivalents                                 27,209            11,465
                                                                    -----------       -----------

Investment securities available-for-sale                                117,802           200,025

Loans receivable                                                        213,952           202,044
Allowance for loan loss                                                  (2,674)           (2,618)
                                                                    -----------       -----------
                  Net loans receivable                                  211,278           199,426
                                                                    -----------       -----------

Premises and equipment, net                                               6,901             6,832
Accrued interest receivable                                               1,234             1,868
Other assets                                                              7,269             8,209
                                                                    -----------       -----------

                  Total Assets                                      $   371,693       $   427,825
                                                                    -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
         Non-interest bearing demand                                $    67,259       $    57,766
         Interest bearing - NOW                                          30,460            28,853
         Savings and money market                                       147,088           135,663
         Certificates of deposit, under $100,000                         66,252            70,864
         Certificates of deposit, $100,000 and over                      28,863            32,863
                                                                    -----------       -----------
                  Total deposits                                        339,922           326,009
                                                                    -----------       -----------

Short-term borrowings                                                        --            72,400
Accrued interest payable                                                     74                78
Other liabilities                                                           316               418
Subordinated debt                                                         5,155                --
Guaranteed preferred beneficial interest in the Company's
         subordinated debt                                                   --             5,000
                                                                    -----------       -----------
                  Total liabilities                                     345,467           403,905
                                                                    -----------       -----------

Stockholders' equity
         Common stock - authorized 10,000,000 shares of
         no par value; issued and outstanding, net of treasury
         shares, 3,389,719 at March 31, 2004 and 3,385,490
         at December 31, 2003                                            29,462            29,420
  Accumulated deficit                                                    (2,770)           (3,180)
  Accumulated other comprehensive income (loss)                            (103)           (1,957)
  Treasury stock, 22,357 shares, at cost                                   (363)             (363)
                                                                    -----------       -----------
                  Total stockholders' equity                             26,226            23,920
                                                                    -----------       -----------

                  Total Liabilities and Stockholder's Equity        $   371,693       $   427,825
                                                                    -----------       -----------

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2004              2003
                                                                  --------          --------
INTEREST INCOME
     Loans, including fees                                        $  3,131          $  3,125
     Investment securities                                             896             1,053
     Federal funds sold                                                  2                 7
     Interest earning deposits                                           6                --
                                                                  --------          --------
                  Total interest income                              4,035             4,185
                                                                  --------          --------

INTEREST EXPENSE
     Interest bearing - NOW                                             55                54
     Savings and money market                                          502               452
     Certificates of deposit                                           532               862
     Short-term borrowings                                             116                25
     Long-term borrowings                                               58                59
                                                                  --------          --------
                  Total interest expense                             1,263             1,452
                                                                  --------          --------
                  Net Interest income                                2,772             2,733
PROVISION FOR LOAN LOSSES                                               54               113
                                                                  --------          --------
         Net interest income after provision for loan losses         2,718             2,620
                                                                  --------          --------

NON-INTEREST INCOME
     Service fees on deposit accounts                                  173               118
     Service fees on loans                                              87                66
     Gains on sales of investment securities                            --               372
     Other fees and commissions                                        186               148
                                                                  --------          --------
                  Total non-interest income                            446               704
                                                                  --------          --------

NON-INTEREST EXPENSE
     Salaries and wages                                                992               974
     Employee benefits                                                 191               161
     Occupancy expense                                                 267               242
     Depreciation - occupancy, furniture & equipment                   263               233
     Other                                                             823               755
                                                                  --------          --------
                  Total non-interest expense                         2,536             2,365
                                                                  --------          --------

                  Income before income taxes                           628               959
Income tax expense                                                     218               353
                                                                  --------          --------

         Net Income                                               $    410          $    606
                                                                  ========          ========

Net income per common share:
    Basic                                                         $   0.12          $   0.17
    Diluted                                                       $   0.11          $   0.16
Weighted average shares outstanding (in thousands):
    Basic                                                            3,387             3,499
    Diluted                                                          3,614             3,733

     See accompanying notes to consolidated condensed financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands except per share data)

                                                                      Accumulated
                                                           (1)            Other                                           Total
                                           Common      Accumulated    Comprehensive   Comprehensive     Treasury      Stockholders'
                                           Stock         Deficit      Income (Loss)       Income          Stock           Equity
                                           -----         -------      -------------       ------          -----           ------
Balance December 31, 2003                $  29,420      $  (3,180)      $  (1,957)                      $    (363)      $  23,920

Options exercised (4,229 shares)                42             --              --                              --              42

Comprehensive income:
     Net income                                 --            410              --       $      410             --             410
     Change in unrealized gains
        losses on securities, net               --             --           1,854            1,854             --           1,854
                                                                                        ----------
Total comprehensive income                      --             --              --       $    2,264             --              --
                                         ---------      ---------       ---------       ==========      ---------       ---------

Balance, March 31, 2004 (unaudited)      $  29,462      $  (2,770)      $    (103)                      $    (363)      $  26,226
                                         =========      =========       =========                       =========       =========

(1) Includes accumulated charges for stock dividends of $9,168 at March 31, 2004 and December 31, 2003.

          See accompanying notes to consolidated financial statements.

                         COMMUNITY BANCORP OF NEW JERSEY
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                                                        Year Ended March 31,
                                                                                    ---------------------------
                                                                                       2004             2003
                                                                                    ----------       ----------
Cash flows from operating activities:
     Net income                                                                     $      410       $      606
     Adjustments to reconcile net income to net cash
         provided by operating activities:
                  Depreciation and amortization                                            263              233
                  Provision for loan losses                                                 54              113
                  Accretion of investment discount                                          (3)              --
                  Amortization of investment premium                                        32              401
                  Gain on sale of investment securities                                     --             (372)
                  Decrease in accrued interest receivable                                  634              194
                  (Decrease) increase in other assets                                      (18)               4
                  Decrease in accrued interest payable                                      (4)              (7)
                  (Decrease) increase in other liabilities                                (102)             125
                                                                                    ----------       ----------
                           Net cash provided by operating activities                     1,266            1,297
                                                                                    ----------       ----------

Cash flows from investing activities:
         Purchases of investment securities available-for-sale                         (14,645)        (112,508)
         Proceeds from sales of investment securities available-for-sale                47,210           55,485
         Proceeds from maturities and calls of investment securities                    52,596           35,914
         Net increase in loans                                                         (11,906)         (11,495)
         Purchases of premises and equipment                                              (332)            (143)
                                                                                    ----------       ----------

                           Net cash provided by (used in) investing activities          72,923          (32,747)
                                                                                    ----------       ----------

Cash flows from financing activities:
         Net increase in demand deposits and savings accounts                           22,525           17,518
         Net (decrease) increase in certificates of deposit                             (8,612)           8,033
         Proceeds from exercise of stock options                                            42                3
         Net (decrease) increase in short-term borrowings                              (72,400)           9,200
                                                                                    ----------       ----------

                           Net cash (used in) provided by financing activities         (58,445)          34,754
                                                                                    ----------       ----------

Net increase in cash and cash equivalents                                               15,744            3,304
Cash and cash equivalents as of beginning of year                                       11,465            9,424
                                                                                    ----------       ----------

Cash and cash equivalents as of end of period                                       $   27,209       $   12,728
                                                                                    ==========       ==========

Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                   $    1,267       $    1,459
         Cash paid during the period for income taxes                               $      120       $       84

     See accompanying notes to consolidated condensed financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements of Community Bancorp of New Jersey (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

Loan Commitments

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

Variable Interest Entities

Management has determined that CBNJ Capital Trust I qualifies as a variable interest entity under FIN 46, as revised. CBNJ Capital Trust issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. CBNJ Capital Trust I is included in the Company's consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates CBNJ Capital Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of CBNJ Capital Trust I's expected residual returns. The deconsolidiation results in the investment in the common stock of CBNJ Capital Trust I entity to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $155 thousand. In addition, the income received on the Company's common stock investment is included in other income. The adoption of FIN 46R did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by CBNJ Capital Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as CBNJ Capital Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - INVESTMENT SECURITIES

The following tables present the book values, fair values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 2004 and December 31, 2003. (Dollars in thousands.)

                                                                    March 31, 2004 (Unaudited)
                                                     ------------------------------------------------------------
                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized          Fair
                                                        Cost           Gains            Losses            Value
                                                     ----------      ----------       ----------       ----------
Securities available-for-sale
         U.S. Government and agency securities       $  112,233      $       34       $     (245)      $  112,022
         Mortgage-backed securities                       3,831              47               --            3,878
         Corporate debt securities and other              1,902              --               --            1,902
                                                     ----------      ----------       ----------       ----------
                                                     $  117,966      $       81       $     (245)      $  117,802
                                                     ==========      ==========       ==========       ==========

                                                                         December 31, 2003
                                                     ------------------------------------------------------------
                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized          Fair
                                                        Cost           Gains            Losses            Value
                                                     ----------      ----------       ----------       ----------
Securities available-for-sale:
          U.S. Government and agency securities      $  193,705      $       --       $   (3,142)      $  190,563
          Mortgage-backed securities                      4,306              11               --            4,317
          Corporate debt securities and other             5,145              --               --            5,145
                                                     ----------      ----------       ----------       ----------
                                                     $  203,156      $       11       $   (3,142)      $  200,025
                                                     ==========      ==========       ==========       ==========

The following table sets forth as of March 31, 2004 the maturity distribution of the Company's investment portfolio. (Dollars in thousands.)

                                                            Available-for-sale
                                                        --------------------------
                                                         Amortized         Fair
                                                           Cost            Value
                                                        ----------      ----------
          Due in one year or less                       $       --      $       --
          Due after one year through five years            117,565         117,401
          Due after five years through ten years                --              --
          Due after ten years                                  401             401
                                                        ----------      ----------
                                                        $  117,966      $  117,802
                                                        ==========      ==========

COMMUNITY BANCORP OF NEW JERSEY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F - LOANS RECEIVABLE and ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 2004 and December 31, 2003. (Dollars in thousands.)

                                                                Loan Portfolio By Type of Loan
                                               -----------------------------------------------------------
                                                     March 31, 2004
                                                        (Unaudited)                December 31, 2003
                                               ---------------------------     ---------------------------
                                                 Amount            Percent       Amount            Percent
                                               ---------          --------     ---------          --------
      Commercial and industrial loans          $  43,509           20.34%      $  39,791           19.67%
      Commercial mortgage loans                  108,502           50.71%        100,008           49.44%
      Residential mortgages                        1,847            0.86%          3,324            1.64%
      Construction loans                          35,250           16.48%         34,694           17.15%
      Consumer loans                              24,825           11.60%         24,161           11.94%
      Other loans                                     19            0.01%            323            0.16%
                                               ---------          ------       ---------          ------

                                               $ 213,952          100.00%      $ 202,301          100.00%
                                               =========          ======       =========          ======

The following table represents the activity in the allowance for loan losses for the three month periods ended March 31, 2004 and 2003 and the year ended December 31, 2003 (Dollars in thousands).

                                                                           Allowance For Loan Losses
                                                               --------------------------------------------
                                                                    Three Months Ended              Year
                                                                        March 31,                  Ended
                                                                       (Unaudited)              December 31,
                                                               ---------------------------      -----------
                                                                  2004             2003             2003
                                                               ----------       ----------       ----------
         Balance - beginning of period                         $    2,618       $    2,406       $    2,406
         Recoveries                                                     2               --                1
         Charge-offs                                                   --               --               (3)
         Provision for loan losses                                     54              113              214
                                                               ----------       ----------       ----------

         Balance - end of period                               $    2,674       $    2,519       $    2,618
                                                               ----------       ----------       ----------
          Balance of allowance at period-end as a %
            of loans at period-end                             $     1.25%            1.30%            1.29%
                                                               ----------       ----------       ----------

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

At March 31, 2004, the Company had six stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).
                                                              March 31,
                                                              ---------
                                                         2004            2003
                                                         ----            ----
         Net income, as reported                       $     410      $     606
         Less stock-based compensation costs
                  determined under fair value
                  based method for all awards                 11             43
                                                       ---------      ---------
         Net income, pro forma                         $     399      $     563

         Earnings per share - basic as reported        $    0.12      $    0.17
         Earnings per share - basic proforma                0.12           0.16

         Earnings per share - diluted as reported      $    0.11      $    0.16
         Earnings per share - diluted proforma              0.11           0.15

NOTE H - PENDING MERGER

On February 16, 2004, the Company and Sun Bancorp, Inc ("Sun Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") which provides for, among other things, the acquisition of the Company by Sun Bancorp. Contemporaneous with the completion of the acquisition, Community Bank of New Jersey, a wholly-owned subsidiary of the Company, will merge with and into Sun National Bank, a wholly-owned subsidiary of Sun Bancorp. The Agreement provides that shareholders of the Company will receive 0.8715 shares of Sun Bancorp common stock for each share of the Company's common stock as adjusted to reflect Sun Bancorp's recently announced stock dividend. The Boards of Directors of the Company and Sun Bancorp expect the transaction to close in mid-2004. The merger is subject to a number of conditions including the approval of the Company's shareholders.

COMMUNITY BANCORP OF NEW JERSEY

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

FINANCIAL CONDITION

Total assets at March 31, 2004 decreased $56.1 million, or 13.1%, to $371.7 million compared to $427.8 million at December 31, 2003, reflecting termination of our leverage strategy used in 2003 and a reduction in our investment securities. Total assets averaged $397.9 million in the first three months of 2004, a $6.1 million, or 1.5%, increase from the 2003 full year average of $391.9 million. Average loans increased $10.5 million, or 5.4 %, to $206.1 million in the first three months of 2004, from the 2003 full year average of $195.6 million. Average investment securities decreased by $9.9 million, or 5.7%, to $164.8 million; average interest bearing deposits increased $5.4 million; the average of all other assets increased $2.6 million, or 11.6 %, to $25.5 million during the first three months of 2004 compared to the full year 2003 averages.

The net increases in average total assets were funded primarily by a $5.3 million, or 2.0%, increase in average deposits, as average deposits for the first three months of 2004 increased to $267.0 million from the full year 2003 average of $261.7 million.

Lending Activity

Total loans at March 31, 2004 were $214.0 million, a 5.9%, or $11.9 million increase from December 31, 2003. The loan portfolio consists primarily of loans secured by real estate, and, to a lesser extent, commercial, construction and consumer loans. Changes in the composition of the loan portfolio during the comparative periods included increases of $8.5 million in commercial mortgage loans and $3.7 million in commercial and industrial loans and were partially offset by reductions of $1.5 million in residential mortgage loans.

The 5.9% increase in loans at March 31, 2004 compared to December 31, 2003 is attributable to greater penetration of our marketplace and continued loan demand within our market area and targeted customer base. Since September 1997, we have opened six new offices. Management believes that the maturation of these branch locations will continue to provide us with lending opportunities as well as funding sources for the loans

Our loans are primarily to businesses and individuals located in Monmouth, Middlesex, and Ocean Counties, New Jersey. We believe that our strategy of customer service, competitive rate structures, and selective marketing will continue to enable us to gain market entry to local loans and deposits. We intend to continue to pursue quality loans in all lending categories within our market area.

Allowance for Loan Losses

The allowance for loan losses was $2.7 million, or 1.25% of total loans, at March 31, 2004 compared to $2.6 million, or 1.29% of total loans, at December 31, 2003. At March 31, 2004 non accrual loans totaled $302 thousand and at December 31, 2003 we had no non-accrual loans. The increase in the balance of the allowance for loan losses is the result of our review of several factors, including our assessment of economic conditions, credit quality, and other loss factors that may be inherent in the existing loan portfolio and the continued growth of our loan portfolio.

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

Investment Securities Activity

Investment securities decreased by $82.2 million, or 41.1%, to $117.8 million at March 31, 2004 compared to $200.0 million at December 31, 2003. During the first three months of 2004, approximately $52.6 million of securities matured or were called and an additional $47.2 million were sold. During 2003, the Company employed a leverage strategy to take advantage of the stable low interest rate environment during the year. That strategy has now been terminated, reducing the Company's investment portfolio and debt.

At March 31, 2004, 100% of the total investment securities portfolio was classified as available-for-sale. We had no investment securities classified as held-to-maturity or as trading securities. The investment portfolio is comprised primarily of U.S. Government and agency securities with stated maturities of less than five years and with call features of two years or less. We currently maintain an investment portfolio of short duration in order to fund projected increased loan volume and to provide for other liquidity uses as needed, and secondarily as an additional source of interest income.

Deposits

Deposits are our primary source of funds. Total deposits increased by $13.9 million, or 4.3%, to $339.9 million at March 31, 2004 compared to $326.0 million at December 31, 2003. The increase in deposits during this period was due to greater penetration of our marketplace and the continued growth of our newer locations. As we adjusted the mix of our deposit base through marketing and pricing initiatives, lower costing demand deposits, savings accounts, money market and NOW accounts increased by $22.5 million, while higher costing certificates of deposit decreased by $8.6 million.

Average total deposits increased by $5.8 million, or 1.8%, to $326.8 million for the three months ended March 31, 2004 compared to the 2003 full year average of $321.0 million. Changes in the deposit mix averages for the three months ended March 31, 2004 compared to the 2003 full year averages include a $19.6 million, or 17.5%, increase in savings deposits; a $2.3 million, or 9.1%, increase in NOW account deposits; a $15.3 million, or 13.4%, decrease in time deposits; and a $1.3 million, or 12.5%, decrease in money market deposits. Management intends to continue to promote targeted deposit products as funding needs and other balance sheet management considerations arise.

We emphasize relationships with commercial customers and seek to obtain transactional accounts, which are frequently kept in non-interest bearing deposits. We also emphasize the origination of savings and money market deposits, which amounted to $147.1 million at March 31, 2004, by offering rates higher than our peer group institutions. Our primary savings product is the stepped rate savings account. The interest rate is based upon the amount on deposit, and the deposit amount can be changed. We may modify the interest rate paid without notice, and depositors may withdraw their funds on demand. We market this product as an alternative to time deposits and we believe it has resulted in a higher rate of core deposits and lower cost of funds than our peer group institutions. Deposits are obtained primarily from the market areas that we serve.

Liquidity

Liquidity is a measurement of our ability to meet present and future funding obligations and commitments. We adjust our liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. We also adjust our liquidity level as appropriate to meet our asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including borrowings from other financial institutions, repurchase agreements, maturities and repayments of loans and investment securities, and net interest income and fee income. Liquid assets (consisting of cash and Federal funds sold) comprised 7.3% and 2.7% of our total assets at March 31, 2004 and December 31, 2003, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, our primary sources of funds at March 31, 2004 were increased targeted deposit products and proceeds from maturities, calls and sales of investment securities. Deposit increases amounted to $13.9 million for the three months ended March 31, 20004 and proceeds from maturities, calls and sales of investment securities amounted to $99.8 million. A portion of these funds was used to repay $72.4 million in short-term borrowings as of March 31, 2004. Additionally, during the first three months of 2004, we utilized deposit growth and matured investment securities as funding sources for increased loans made to customers amounting to $11.9 million and securities purchases amounting to $14.6 million.

We also have several additional sources of liquidity, including the available-for-sale investment securities portfolio, which at March 31, 2004 amounted to $117.8 million. Many of our loans are also originated pursuant to underwriting standards, which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, we have established lines of credit with other financial institutions to purchase up to $5.0 million in Federal funds and may borrow funds at the Federal Reserve discount window, subject to our ability to supply collateral. We are also a member of the Federal Home Loan Bank of New York and have an additional combined overnight borrowing and term line of $38.9 million. In addition, subject to certain Federal Home Loan Bank requirements, we may also obtain longer-term advances of up to 30% of our assets. As of March 31, 2004, we had no short-term borrowings.

We believe that our liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to enabling us to adapt to changing interest rate conditions.

Contractual Obligations and Other Commitments

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2004:

                                                                                           Four to          After
                                                            Less than     One to three       Five            Five
                                                Total        One year         Years         Years           Years
                                                -----        --------         -----         -----           -----
                                                                      (dollars in thousands)
Minimum annual rentals on noncancellable
   operating leases                           $   7,350      $     427      $     995      $     948      $   4,980
Remaining contractual maturities of time
   deposits                                      95,115         93,714          1,401             --             --
Loan commitments                                 85,074         56,291          7,205             76         21,502
Short-term borrowed funds                            --             --             --             --             --
Subordinated debt                                 5,155             --             --             --          5,155
Standby letters of credit                         4,214          3,752            462             --             --
                                              ---------      ---------      ---------      ---------      ---------

           Total                              $ 196,908      $ 154,184      $  10,063      $   1,024      $  31,637
                                              =========      =========      =========      =========      =========

Capital Resources

Stockholders' equity increased by $2.3 million at March 31, 2004 compared to December 31, 2003. The changes in stockholders' equity during the three months ended March 31, 2004 were comprised of the following increases: a reduction of $1.9 million in unrealized losses, net of taxes, in the available-for-sale investment securities portfolio from a net unrealized loss of $2.0 million to a net unrealized loss of $103 thousand, net income of $410 thousand and $42 thousand from exercised stock options.

Our regulators, the Board of Governors of the Federal Reserve System (which regulates bank holding companies) and the Federal Deposit Insurance Corporation, have issued guidelines classifying and defining capital.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 2004 as well as the regulatory required minimum and "well capitalized" capital ratios:

                                 March 31, 2004                   Regulatory Requirement
                             ----------------------          -------------------------------
                             Company           Bank          Minimum      "Well Capitalized"
                             -------           ----          -------      ------------------
Risk-based Capital:
Tier I capital ratio          11.93%           9.91%          4.00%              6.00%
Total capital ratio           13.01%          10.93%          8.00%             10.00%

Leverage ratio                 7.87%           6.54%       3.00%-5.00%     5.00% or greater

As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory and "well capitalized" requirements.

Impact of Inflation and Changing Prices

Our condensed consolidated financial statements and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RESULTS OF OPERATIONS for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Net Income

For the three months ended March 31, 2004, we earned $410 thousand compared to $606 thousand in net income for the same period last year. Basic and diluted net income per share for the three months ended March 31, 2004 was $0.12 and $0.11, respectively, compared to basic and diluted net income per share of $0.17 and $0.16, respectively, for the same prior year period. The decrease in net income was primarily due to $372 thousand in gains on sales of investment securities recognized in the first three months of 2003 while there were no such gains recorded during the first quarter of 2004.

Net Interest Income

Net interest income increased $39 thousand, or 1.4%, to $2.8 million for the three months ended March 31, 2004 from $2.7 million for the same prior year period. The increase in net interest income was due primarily to volume related increases amounting to $488 thousand as average interest earning assets, net of average interest bearing liabilities, increased by $2.1 million, or 3.6%, for the first quarter of 2004 compared to the same prior year period. The volume related increases in net interest income were partially offset by rate related decreases in net interest income amounting to $449 thousand.

Our net interest margin (annualized net interest income divided by average interest earning assets) for the three months ended March 31, 2004 decreased to 2.96% compared to 3.43% for the same prior year period. The decrease in net interest margin of 47 basis points resulted from a change in the mix of average interest earning assets, as average investment securities increased by 23.3% to $164.8 million from $133.6 million while the average yield on investment securities declined by 98 basis points. Excess liquidity was utilized in lower yielding relatively short-term investment securities as an alternative due to lower loan funding needs and our leverage strategy contributed to the increase in investment securities. The changes in net interest margin resulted primarily from implementation of asset/liability management strategies as the Federal Reserve Bank reduced the target funds rate to 1.00% in June 2003.

Interest income decreased $150 thousand, or 3.6%, to $4.0 million for the three months ended March 31, 2004 compared to $4.2 million for the same period in 2003. The decline in interest income was primarily due to rate related decreases of $753 thousand, consisting of rate related decreases in income from investment securities of $403 thousand and from the loan portfolio of $349 thousand. Partially offsetting these rate related decreases in interest earning assets were volume related increases of $355 thousand and $246 thousand in loans and investment securities, respectively.

Interest expense for the first quarter of 2004 decreased $189 thousand, or 13.0%, compared to the same prior year period. The decrease in interest expense was due primarily to rate related decreases of $304 thousand and was partially offset by net volume related increases in average interest bearing liabilities of $115 thousand. The volume related increases in interest bearing liabilities and expense rate decreases are the result of marketing and pricing decisions made by management in response to changing market rates and the need to provide cost effective sources of funds.

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

                       CONSOLIDATED AVERAGE BALANCE SHEETS
                    With Resultant Interest And Average Rates

                                                              Three Months Ended                        Three Months Ended
                                                                March 31, 2004                            March 31, 2003
                                                                --------------                            --------------
                                                    Average         Interest       Average     Average        Interest       Average
                                                    Balance      Income/Expense      Rate      Balance     Income/Expense      Rate
                                                    -------      --------------      ----      -------     --------------      ----
                                                                                      (In thousands, except percentages)
ASSETS
Interest Earning Assets:
     Federal funds sold                            $   1,023       $       2         0.77%    $   2,868       $       7        0.99%
     Interest earning deposits                         3,105               6         0.78%           --              --         N/A
     Investment securities                           164,835             896         2.17%      133,639           1,053        3.15%
     Loans (net of unearned income)(1)(2)            206,090           3,131         6.11%      186,618           3,125        6.79%
                                                     -------           -----                    -------           -----

          Total Interest Earning Assets              375,053           4,035         4.33%      323,125           4,185        5.25%
                                                     -------           -----                    -------           -----

 Non-Interest Earning Assets:
      Loan loss reserves                              (2,619)                                    (2,424)
      All other assets                                25,509                                     19,193
                                                   ---------                                  ---------

          Total Assets                             $ 397,943                                  $ 339,894
                                                   =========                                  =========

 LIABILITIES & STOCKHOLDERS' EQUITY
 Interest-Bearing Liabilities:
      NOW deposits                                 $  27,783              55         0.80%    $  22,604              54        0.97%
      Savings deposits                               131,426             472         1.44%       97,591             403        1.67%
      Money market deposits                            9,044              30         1.33%       10,692              49        1.86%
      Time deposits                                   98,757             532         2.17%      119,459             862        2.93%
      Subordinated debt                                5,155              58         4.53%        5,000              59        4.79%
      Short-term borrowings                           40,592             116         1.15%        7,630              25        1.33%
                                                     -------           -----                    -------           -----

          Total Interest Bearing Liabilities         312,757           1,263         1.62%      262,976           1,452        2.24%
                                                     -------           -----                    -------           -----

 Non-Interest Bearing Liabilities:
         Demand Deposits                              59,799                                     52,509
         Other liabilities                               518                                        686
                                                   ---------                                  ---------

          Total Non-Interest Bearing Liabilities      60,317                                     53,195
                                                   ---------                                  ---------

 Stockholders' Equity                                 24,869                                     23,723
                                                   ---------                                  ---------
          Total Liabilities and Stockholders'
          Equity                                   $ 397,943                                  $ 339,894
                                                   =========                                  =========

 NET INTEREST INCOME                                               $   2,772                                  $   2,733
                                                                   =========                                  =========

 NET INTEREST SPREAD(3)                                                              2.71%                                     3.01%
                                                                                     ====                                      ====

 NET INTEREST MARGIN(4)                                                              2.96%                                     3.43%
                                                                                     ====                                      ====

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

             ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                             Three Months ended March 31, 2004
                                              Compared to Three Months Ended
                                                     March 31, 2003
                                            -----------------------------------
                                                Increase (Decrease) Due To
                                            -----------------------------------
                                             Volume        Rate            Net
                                             ------        ----            ---
                                                       (In thousands)
Interest income from:
    Federal funds sold                      $    (4)      $    (1)      $    (5)
    Interest earning deposits                     6            --             6
    Investment securities                       246          (403)         (157)
    Loans (net of unearned income)              355          (349)            6
                                            -------       -------       -------

         Total Interest Income                  603          (753)         (150)
                                            -------       -------       -------

Interest expense on:
    NOW deposits                                 13           (12)            1
    Savings deposits                            144           (75)           69
    Money market deposits                        (7)          (12)          (19)
    Time deposits                              (143)         (187)         (330)
    Subordinated debt                            (1)           --            (1)
    Short-term borrowings                       109           (18)           91
                                            -------       -------       -------

         Total Interest Expense                 115          (304)         (189)
                                            -------       -------       -------

         Net Interest Income                $   488       $  (449)      $    39
                                            =======       =======       =======

Provision for Loan Losses

The provision for loan losses was $54 thousand for the first quarter of 2004 compared to a provision of $113 thousand for the same period in 2003. The provision is the result of our review of several factors, including increased loan balances and our assessment of economic conditions, credit quality and other loss factors that may be inherent in the existing loan portfolio. The allowance for loan losses totaled $2.7 million, or 1.25% of total loans, at March 31, 2004.

Non-Interest Income

Total non-interest income was $446 thousand for the first quarter of 2004 compared to $704 thousand for the same period of 2003, a decrease of $258 thousand, or 36.6%. The decrease was attributable to a gain on sale of investment securities of $372 thousand recognized during the first quarter of 2003. There were no such gains recognized during the first quarter of 2004. Partially offsetting this reduction to non-interest income during the first quarter of 2004 were increases in service fees on deposits of $55 thousand, increases in other fees and commissions of $38 thousand and increases in service fees on loans of $21 thousand compared to the first quarter of 2003, resulting from the continued growth of the Company.

Non-Interest Expense

Total non-interest expense amounted to $2.5 million for the three months ended March 31, 2004, an increase of $171 thousand, or 7.2%, over the same prior year period. The increase was due primarily to increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to our growth. Of this increase, employment costs increased $48 thousand, or 4.2%, and reflected increases in salaries and insurance benefits.

Occupancy and depreciation expenses increased $55 thousand, or 11.6%, for the first quarter of 2004 compared to the same period in 2003. The increase was attributable primarily to increased lease expense and increased common area maintenance costs in addition to increased depreciation costs associated with deposit services facilities and on purchases of enhanced computer processing equipment.

Income Tax Expense

For the three months ended March 31, 2004, we recognized $218 thousand in income tax expense compared to $353 thousand in income tax expense during the first quarter of 2003. The effective tax rate for the first three months of 2004 was 34.7% compared to 36.8% for the same period during 2003.

Return on Average Assets and Average Equity

Two industry measures of performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a company's ability to employ its resources profitably. For the three months ended March 31, 2004, our ROA was 0.41% compared to 0.61% for the year ended December 31, 2003. Return on average equity ("ROE") is determined by dividing annualized net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE decreased to 6.59% for the three months ended March 31, 2004, compared to 9.99% for the year ended December 31, 2003.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

            Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Thus, management actively monitors and manages its interest rate risk exposure.

            The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changing interest rates on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's "Cumulative Rate Sensitive Balance Sheet" under the "Interest Rate Sensitivity Analysis" caption in the Company's Form 10-K for the year ended December 31, 2003.

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

            During 2004, there have been no significant changes in the Company's assessment of its market risk or interest rate risk, from that reported under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management" in the Company's Form 10-K for the year ended December 31, 2003.

Item 4.     Controls and Procedures

      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period reported on herein. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls.

            Not applicable.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            The Bank is periodically involved in various legal proceedings as a normal incident to its business. In the opinion of management, no material loss is expected from any such pending lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

            Not applicable. The Registrant has not repurchased any equity securities.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibit 31.1 - Section 302 Certification
            Exhibit 31.2 - Section 302 Certification
            Exhibit 32 - Section 906 Certification

      (b)   Reports on form 8-K
            On April 28, 2004 the Registrant issued a press release announcing the Registrant's earnings for the first quarter of 2004.
            On February 18, 2004 the Registrant issued a press release announcing the execution of an Agreement and Plan of Merger pursuant to which the Registrant will merge with and into Sun Bancorp, Inc. On January 21, 2004 the Registrant issued a press release announcing the Registrant's earnings for the fourth quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY BANCORP OF NEW JERSEY
                                -------------------------------
                                           (Issuer)


Date: May 13, 2004              By: Robert D. O'Donnell
     -------------                  -------------------
                                    ROBERT D. O'DONNELL
                                    President and Chief Executive Officer


                                By: Marie P. Mueller
                                    ----------------
                                    MARIE P. MUELLER
                                    Vice President and Chief Financial Officer